Form 10QSB
period 2001-06-30
AREAWIDE CELLULAR INC
filed 2001-08-17
CIK 1092233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _________ to _________

                          Commission File No. 000-98765

                             AREAWIDE CELLULAR, INC.

        (Exact name of small business issuer as specified in its charter)

                    Florida                               65-0183747
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

                 1615 Barclay Boulevard, Buffalo Grove, IL 60089
                    (Address of principal executive offices)

                                 (847) 353-7000
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [...]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

15,328,681 shares of common stock as of August 10, 2001.


Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                    AREAWIDE CELLLULAR, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2001

                                Table of Contents

PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets dated June 30, 2001 and December 31, 2000

          Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

          Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                                 JUNE 30,       DECEMBER 31,
                                                                   2001             2000
                                                               ------------     ------------
                                                                (UNAUDITED)
ASSETS
Current assets
     Cash                                                      $     89,086     $    655,852
     Accounts receivable, net of allowances of $47,125 and
       $55,000 respectively                                       1,910,908        2,031,183
     Inventory                                                    1,372,001        1,592,577
     Prepaid expenses and other current assets                      152,550           16,059
                                                               ------------     ------------
                                                                  3,524,545        4,295,671
                                                               ------------     ------------

Property and equipment, net of accumulated depreciation and
   amortization of $716,724 and $575,959 respectively               808,312          648,986
                                                               ------------     ------------

Intangible assets, net of accumulated amortization of
   $1,307,758 and $1,128,301 respectively                         9,458,491        9,637,948

Other assets                                                        118,697          109,779
                                                               ------------     ------------
                                                                  9,577,188        9,747,727
                                                               ------------     ------------
                                                               $ 13,910,045     $ 14,692,384
                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Accounts payable                                             2,622,376        1,917,620
     Accrued expenses                                               715,880          848,077
     Current portion of long-term debt                              600,000          600,000
     Deferred revenue                                               374,321          336,970
                                                               ------------     ------------
                                                                  4,312,577        3,702,667
                                                               ------------     ------------
Long-term liabilities
     Long-term debt                                              10,980,000       10,700,000
     Noncurrent portion of deferred revenue                               0           56,700
                                                               ------------     ------------
                                                                 10,980,000       10,756,700
                                                               ------------     ------------

Commitments and contingencies
Redeemable preferred stock (20,000 shares)                          216,655          132,210
                                                               ------------     ------------

Stockholders' equity (deficit)
     Preferred stock, $.001 par value; 1,000,000 shares
       authorized, 20,000 redeemable shares issued and
       outstanding at June 30, 2001 and December 31, 2000                 0                0
     Common stock, voting; $.001 par value; 100,000,000
       shares authorized; 15,328,681 shares issued and
       outstanding at June 30, 2001 and December 31, 2000            15,329           15,329
     Additional paid-in capital                                     586,128          677,239
     Accumulated deficit                                         (2,200,644)        (591,761)
                                                               ------------     ------------
                                                                 (1,599,187)         100,807
                                                               ------------     ------------
                                                               $ 13,910,045     $ 14,692,384
                                                               ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                      -----------------------------    -----------------------------
                                                          2001             2000            2001             2000
                                                      ------------     ------------    ------------     ------------
                                                               (UNAUDITED)                      (UNAUDITED)
Revenue                                               $  5,323,185     $  5,418,682    $ 10,567,397     $ 10,142,958
Cost of products sold (exclusive of depreciation
   and amortization shown below)                         2,735,842        2,536,965       5,201,579        4,572,864
                                                      ------------     ------------    ------------     ------------
GROSS PROFIT                                             2,587,343        2,881,717       5,365,818        5,570,094
                                                      ------------     ------------    ------------     ------------

Operating expenses
   Compensation expense                                  1,746,789        1,294,025       3,388,946        2,447,738
   Selling and marketing                                   621,263          367,534       1,322,412          790,842
   General and administrative                              744,971          327,576       1,237,110          630,031
   Depreciation and amortization                           161,368          275,130         326,133          464,305
                                                      ------------     ------------    ------------     ------------
                                                         3,274,391        2,264,265       6,274,601        4,332,916
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) FROM OPERATIONS                             (687,048)         617,452        (908,783)       1,237,178
                                                      ------------     ------------    ------------     ------------

Other expense
   Interest expense                                        325,591          386,265         680,099          765,240
   Other                                                         0          130,000          20,000          130,000
                                                      ------------     ------------    ------------     ------------
                                                           325,591          516,265         700,099          895,240
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                       (1,012,639)         101,187      (1,608,882)         341,938
                                                      ------------     ------------    ------------     ------------

Income tax expense (benefit)
   Current                                                       0                0               0                0
   Deferred                                                      0                0               0                0
                                                      ------------     ------------    ------------     ------------
                                                                 0                0               0                0
                                                      ------------     ------------    ------------     ------------

NET INCOME (LOSS)                                       (1,012,639)         101,187      (1,608,882)         341,938

Less preferred stock dividend accrued                      (26,666)              --         (26,666)              --
Less accretion of value of preferred stock                 (47,410)               0         (84,445)               0
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                          $ (1,086,715)    $    101,187    $ (1,719,993)         341,938
                                                      ============     ============    ============     ============

Earnings (loss) per share
   Basic                                              $      (0.07)    $       0.01    $      (0.11)    $       0.02
                                                      ============     ============    ============     ============
   Diluted                                            $      (0.07)    $       0.01    $      (0.11)    $       0.02
                                                      ============     ============    ============     ============

Weighted average number of common shares
   outstanding
   Basic                                                15,328,681       15,328,681      15,328,681       15,328,681
   Common stock equivalents resulting from warrant
     and options                                                 0           10,642               0            3,935
                                                      ------------     ------------    ------------     ------------
   Diluted                                              15,328,681       15,339,323      15,328,681       15,332,616
                                                      ============     ============    ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------
                                                            SIX MONTHS ENDED JUNE 30,
                                                              2001             2000
                                                              ----             ----
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss)                                      $ (1,608,882)    $    341,938
   Depreciation and amortization                               326,132          464,306
   Provision for bad debts                                      45,000           (8,374)
   Settlement of dispute by issuance of warrant                 20,000          130,000
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                          75,275         (680,849)
   Inventory                                                   220,576           58,465
   Prepaid expenses and other current assets                  (136,491)        (139,085)
   Other assets                                                 (8,918)          25,006
   Accounts payable                                            704,755        1,147,395
   Accrued expenses                                           (158,863)        (113,513)
   Deferred revenue                                            (19,350)        (137,464)
                                                          ------------     ------------

   NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                               (540,766)       1,087,825
                                                          ------------     ------------

INVESTING ACTIVITIES
   Purchases of property and equipment                        (306,000)        (205,819)
                                                          ------------     ------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (306,000)        (205,819)
                                                          ------------     ------------

FINANCING ACTIVITIES
   Repayment of long-term debt                                (300,000)        (300,000)
   Proceeds from long-term debt                                580,000                0
   Payment of financing costs                                        0           14,316
                                                          ------------     ------------

   NET CASH USED IN FINANCING ACTIVITIES                       280,000         (285,684)
                                                          ------------     ------------

INCREASE (DECREASE) IN CASH                                   (566,766)         596,322

CASH
   Beginning of year                                           655,852          343,582
                                                          ------------     ------------
   End of year                                            $     89,086     $    939,904
                                                          ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          $    687,905     $    792,618
                                                          ============     ============

NOTE 1     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-QSB of item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. For additional disclosures, see the Notes to the Consolidated Financial Statements contained in the Company's Registration Statement on Form 10-SB for the year ended December 31, 2000.

In the opinion of management of the Company, the interim condensed consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary for their fair presentation. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.



NOTE 2     PER-SHARE INFORMATION

The Company computes earnings per share under Financial Accounting Standard
(FAS) No. 128, "Earnings per Share." Under FAS 128, "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In arriving at net income
(loss) available to common stockholders, preferred dividends and accretion of value of preferred stock are deducted from the reported net income (loss). "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the quarter and six months ended June 30, 2001, diluted earnings per share are identical to basic earnings per share because options, warrants and convertible preferred stock, equivalent to 2,500,000 shares, are antidilutive when net losses are reported.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "interests," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and in particular, those contained in this Item 2 as well as those discussed in the Company's Amendment No. 2 to Form 10-SB as filed with the Securities and Exchange Commission on July 19, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 2001, and the results of operations of the Company for the three months and six months ended June 30, 2001 and 2000. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

         OVERVIEW

         We are an independent specialty retailer of cellular and wireless products, services and accessories in the Chicago and Madison and Milwaukee, Wisconsin metropolitan area acting primarily as an agent for Southwestern Bell Mobile Systems, Inc. d/b/a Cingular Wireless and Ameritech Mobile Communications, Inc. d/b/a Cingular Wireless, both subsidiaries of Cingular Wireless, L.L.C. and in the Jacksonville, Florida metropolitan area acting primarily as an agent for Cingular. Southwestern Bell Mobile, Ameritech and Cingular are referred to collectively as Cingular. As of July 10, 2001, we operated 47 retail stores and had a corporate direct sales force of four people.

Results of Operations

         REVENUES. Total revenues decreased 1.8% to $5.3 million for the three months ended June 30, 2001, as compared to $5.4 million for the same period in 2000. This is primarily due to Cingular's new compensation program instituted in the second quarter of 2001, which on average pays lower commissions per activation. Total revenues increased 4.2% to $10.6 million for the six months ended June 30, 2001 as compared to $10.1 million for the same period in 2000. The $424,000 increase was a result of the Company's expansion to 47 stores and increased revenues in the first quarter of 2001.

         COST OF GOODS SOLD. Cost of goods sold increased 7.8% to $2.7 million for the three months ended June 30, 2001, as compared to $2.5 million for the same period in 2000. This is primarily due to an increase in product sales during the second quarter.

Cost of goods sold increased 13.7% to $5.2 million for the six months ended June 30, 2001 as compared to $4.6 million for the same period in 2000. This $628,000 increase is the result of increased product sales for the 2001 period.

         GROSS PROFIT. Gross profit decreased 10.2% to $2.6 million for the three months ended June 30, 2001, as compared to $2.9 million for the same period in 2000. This 294,000 decrease is primarily due to lower activation commissions per transaction paid by Cingular. Gross profit decreased 3.7% to $5.4 million for the six months ended June 30, 2001 as compared to $5.6 million for the same period in 2000. This $204,000 decrease is the result of lower activation commissions Cingular paid per transaction.

         COMPENSATION EXPENSE. For the three and six months ended June 30, 2001 compensation expense increased $453,000 and 941,000, respectively. These increases were primarily due to additional personnel hired to service all the new stores opened during the Company's expansion.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses were $1.4 million and $2.6 million for the three and six months ended June 30, 2001, respectively and $695,000 and $1.4 million for the three and six months ended June 30, 2000, respectively. The increases of $671,000 and $1.1 million were due primarily to additional costs incurred to operate the new stores including rent, coupled with an increase in advertising expenditures to market the new and existing stores. We expect our selling, general and administration expenses to increase throughout the second and third quarters relative to our expansion and then stabilize in the fourth quarter.

         INCOME FROM OPERATIONS. Income from operations decreased $1.3 million or 211%, to a loss of ($687,000) for the second quarter of 2001 from income of $617,000 for the second quarter of 2000. Income from operations decreased $2.1 million or 174%, to a loss of ($909,000) for the six months ended June 30, 2001 from income of $1.2 million for the three months ended June 30, 2000. The decreases were due to the increase in compensation expense and the selling, general and administrative expenses incurred as a result of our expansion and also due to reduced activation commissions paid by Cingular per phone activation.

         PROVISION FOR INCOME TAXES. The provision for income tax for the three months ended June 30, 2001 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance increase for the three months ended June 30, 2001 was approximately $400,000. The valuation allowance increase was primarily due to the future uncertainty of the future utilization of the net operating losses generated.

         NET INCOME (LOSS). The Company had a net loss of ($1.6 million) for the six months ended June 30, 2001 compared to net income of $342,000 for the six months ended June 30, 2000. The decrease in net income of $2.0 million was due to the factors discussed above.

Liquidity and Capital Resources

         The Company's liquidity requirements have been primarily to support build-out costs for new store locations, support its increased inventory requirements, and to fund the original acquisition of our business in November 1997. The Company has historically financed liquidity needs through a combination of cash generated from operations, bank borrowings, capital contributions and loans from shareholders.

         Working capital decreased $1.4 milllion to a working capital deficit of $788,000 at June 30, 2001 from working capital of $593,000 at December 31, 2000.

         Net cash of $541,000 used in operating activities during the six months ended June 30, 2001 resulted primarily from increased expenses incurred as a result of the Company's expansion. For the six months ended June 30, 2000 net cash provided by operating activities totaled approximately $1,088,000.

         Net cash used in investing activities totaled approximately $306,000 and $206,000 for the six months ended June 30, 2001 and 2000, respectively. The increases in cash used in investing activities were primarily attributable to the increase of capital expenditures for new stores.

         The Company's net cash provided by financing activities totaled approximately $280,000 for the six months ended June 30, 2001 compared to net cash used of approximately $286,000 for the six months ended June 30, 2000. These changes were primarily as a result of repayments of long-term debt offset by additional funds of $580,000 loaned to the Company from a shareholder during the second quarter 2001.

         Depending on the time of year and the promotions announced by Cingular, revenues for different periods of time may vary significantly. As a result, Phonz has indicated to management that it will provide financing for any operating cash shortfalls. Currently, there are no material capital commitments and the expansion of new stores is expected to slow down during the second half of 2001. The Company anticipates that borrowings from current shareholders along with cash generated from operations will be sufficient to meet currently foreseeable liquidity requirements.

         The Company has realized significant losses for the six months ended June 30, 2001 and we expect the losses will continue in the third quarter. Management has made a concerted effort to reduce overhead expenses in the third quarter. The full impact of these efforts will not be realized until the fourth quarter of 2001.

         OTHER SIGNIFICANT FACTORS

Variability of Results of Operations

         We have historically experienced, and we expect to continue to experience, seasonal fluctuations in revenues, with a larger percentage of revenues typically being realized in the fourth quarter during the holiday season. In addition, our results during any fiscal period can be significantly affected by the timing of store openings and acquisitions and the integration of newly opened and acquired stores into our existing operations. Comparable store sales can also fluctuate significantly from period to period as a result of a variety of other factors, including the timing of periodic promotions sponsored by carriers, the introduction of new wireless equipment and the acquisition of large corporate accounts.


Customer Turnover

         Our results of operations are significantly affected by customer cancellations of cellular phone service and pagers. If a customer cancels service within a certain period of time following activation, we have to repay the activation commission we received for enlisting that customer to Cingular. The sales and marketing costs associated with attracting new cellular and paging customers are substantial relative to the costs of providing cellular and paging service to existing customers. Although we accrue for estimated deactivation losses, any material increase in our cellular or pager customer disconnection rate could materially and adversely affect our business, financial condition or results of operations.


Competition

         We believe that we are the largest independent specialty retailer of cellular and wireless products and services in the Chicago metropolitan area. Nevertheless, the industry is characterized by low barriers to entry and intense competition. Our industry is highly fragmented and is composed of national chains of "big box" electronic and consumer goods retailers, carrier-owned retail stores, and regional and local chains of other specialty cellular retailers, among others. Certain of our competitors have significantly greater resources than we have. Substantially all of these competitors market the same or similar products directly to our customers and most have the financial resources to withstand substantial price competition and implement extensive advertising and promotional programs. In recent years, the price of products and subscription rates for cellular and wireless services that we and our competitors have been able to charge customers have decreased, primarily as a result of lower costs and greater competition in the industry. We believe that significant price-based competition will continue to exist for the foreseeable future. Our ability to continue to compete successfully will be largely dependent upon our ability to maintain our current carrier and supplier relationships and to anticipate various competitive factors affecting our industry, such as new or improved products, changes in technology and consumer preferences, demographic trends, regional and local economic conditions and discount pricing and promotional strategies by competitors. We expect that there will be increasing competition in the acquisition of other cellular and wireless retailers as industry participants become larger and seek consolidation within the industry. There can be no assurance that we will be able to maintain or increase our size relative to our competitors or prevent the erosion of our profit margins in the face of increased competition.

Technological Change and Inventory Obsolescence

         Cellular and wireless communications products and services are characterized by rapidly changing technology and evolving industry standards, which results in short product life cycles, product obsolescence and inventory price reductions. Future technological advances in the industry could lead to the introduction of new products and services that compete with the products and services we offer, and could lower the cost of competitive products and services to such an extent that we are required to further reduce the prices of our products. As the number of stores we operate increases, we will be required to raise our inventory levels, thereby increasing our risk of loss from inventory obsolescence or price reductions. Accordingly, our success is dependent upon our ability to anticipate technological changes in the industry, manage inventory levels and continually identify, obtain and successfully market new products that satisfy evolving industry and consumer requirements. In the event we are unable to obtain new products and services representing improved technology, we will be at a competitive disadvantage to retailers offering technologically advanced products and services.

Carrier Agreements

         We offer cellular telephone services in the Chicago metropolitan area through Southwestern Bell Mobile, pursuant to a carrier agreement. with Southwestern Bell Mobile. We offer cellular telephone services in the Madison and Milwaukee, Wisconsin metropolitan areas through Ameritech, pursuant to a carrier agreement with Ameritech. We offer cellular telephone services in the Jacksonville, Florida metropolitan area through Cingular pursuant to a carrier agreement with Cingular. Under the Cingular, Southwestern Bell Mobile and Ameritech Agreements, we receive activation commissions and monthly residual payments based on the number of subscribers we enlist and the volume of their usage. We are eligible to receive bonus commissions when the volume of activations exceeds certain levels. The Southwestern Bell Mobile Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Chicago and Gary, Indiana metropolitan areas during the term of the Southwestern Bell Mobile Agreement and for a period of one year after its expiration or termination, unless Southwestern Bell Mobile materially breaches the Agreement. The Ameritech Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Madison and Milwaukee, Wisconsin metropolitan areas during the term of the Ameritech Agreement and for a period of one year after its expiration or termination, unless Ameritech materially breaches the Agreement. The Cingular Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Jacksonville, Florida metropolitan area during the term of the Agreement. If the Cingular Agreement expires by its terms or is terminated by Cingular for cause or by us without cause, the prohibition is extended for a period of six months. Such cancellation or non-renewal by Southwestern Bell Mobile, Ameritech or Cingular could have a material adverse effect on our business, financial condition or results of operations.

         The activation commissions we receive under the Southwestern Bell Mobile and Ameritech Agreements are subject to change upon 30 days notice. The compensation payable under the Cingular Agreement may be modified once every calendar year upon thirty days written notice. Cingular has changed its commission structures in the past and may change its structures in the future. A change in the commission structure may have a material adverse effect on our business, financial condition or results of operations. Payments from Cingular constituted approximately 67% and 56% of our total net revenues for the years ended December 31, 2000 and 1999, respectively. We are therefore highly dependent on our relationship with Cingular.

         Cingular is responsible for maintaining the quality and consistency of its signals, the capacities of its systems to add new customers and the competitiveness of the retail prices they charge for its cellular service. We have no ability to control Cingular's funding for system maintenance, capacity increases, marketing or the prices they charge for coverage below regulatory ceilings. Consequently, our ability to attract and retain cellular customers is dependent upon the quality and pricing of services provided by Cingular. While we currently believe that Cingular has incentives to achieve broad distribution of wireless phone services and that the current program of activation and residual payments will continue as a method of subsidizing the cost of such distribution, no assurance can be given that such payment programs will continue or will continue at their current rates. There can be no assurance that we will be able to maintain the size of the activation commissions we earn and the residual payments we receive from Cingular during the term of or upon the expiration or renewal of either the Cingular Agreements or in connection with entering into new agreements with Cingular or any other carrier. In addition, each of the Cingular Agreements provides for the termination of residual payments to us in the event we terminate such agreement without cause. Accordingly, we have limited ability to change carriers in the Chicago, Madison and Milwaukee, Wisconsin or Jacksonville, Florida metropolitan areas in the event Cingular fails to provide cellular services at competitive prices and terms. There can be no assurance that Cingular will continue to provide cellular services at competitive prices and terms or that we will be able to change carriers without a significant loss of revenues. In the event that Cingular experiences financial difficulties or fails to maintain competitive prices and services, our business, financial condition or results of operations could be materially adversely affected.

         PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings

         We are not a party to any material legal proceedings.

         ITEM 4. Submission of Matters to a Vote of Security Holders

         At the annual meeting of Shareholders held July 5, 2001, the shareholders approved the following proposals::

         PROPOSAL NO. 1 ELECTION OF DIRECTORS

                                   Affirmative       Votes           Broker
                                      Votes         Withheld       Non-votes
                                  -------------   ------------   -------------
              Darryl Jacobs         8,125,000           0               0
              Michael Kaplan        8,125,000           0               0
              Robert Kaplan         8,125,000           0               0

         PROPOSAL NO. 2 ADOPTION OF A STOCK OPTION PLAN THAT WILL HAVE AVAILABLE FOR GRANT UNDER THE PLAN 1,700,000 SHARES OF COMMON STOCK

                         Affirmative       Votes           Broker
                            Votes         Withheld       Non-votes
                        -------------   ------------   -------------
                          8,125,000           0               0

         PROPOSAL NO. 3 AUTHORIZATION FOR THE COMPANY TO MERGE WITH A NEWLY FORMED DELAWARE CORPORATION TO EFFECT THE CHANGE OF DOMICILE OF THE COMPANY FROM FLORIDA TO DELAWARE.

                         Affirmative       Votes           Broker
                            Votes         Withheld       Non-votes
                        -------------   ------------   -------------
                          8,125,000           0               0

         PROPOSAL NO. 4 RATIFICATION OF THE APPOINTMENT OF ALTSCHULER, MELVOIN AND GLASSER LLP AS INDEPENDENT AUDITORS OF THE COMPANY

                         Affirmative       Votes           Broker
                            Votes         Withheld       Non-votes
                        -------------   ------------   -------------
                          8,125,000           0               0

         ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         99  Areawide Cellular, Inc. Stock Option Plan


         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Date: August 10, 2001

                                        Areawide Cellular, Inc.

                                        By: /s/ Michael Kaplan
                                            ------------------
                                               Co-President