Form 10QSB
period 2001-09-30
AREAWIDE CELLULAR INC
filed 2001-11-14
CIK 1092233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange
    Act of 1934

                For the quarterly period ended September 30, 2001

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

15,328,681 shares of common stock as of November 14, 2001.

Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                    AREAWIDE CELLLULAR, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2001

                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets dated September 30, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2001             2000
                                                               ------------     ------------
                                                               (UNAUDITED)
ASSETS
Current assets
     Cash                                                      $    112,110     $    655,852
     Accounts receivable, net of allowances of $74,625 and
       $55,000 respectively                                       1,264,293        2,031,183
     Inventory                                                    1,045,930        1,592,577
     Prepaid expenses and other current assets                      182,258           16,059
                                                               ------------     ------------
                                                                  2,604,591        4,295,671
                                                               ------------     ------------

Property and equipment, net of accumulated depreciation and
   amortization of $780,673 and $575,959 respectively               554,578          648,986
                                                               ------------     ------------

Intangible assets, net of accumulated amortization of
   $1,397,457 and $1,128,301 respectively                         9,368,792        9,637,948

Other assets                                                        118,697          109,779
                                                               ------------     ------------
                                                                  9,487,489        9,747,727
                                                               ------------     ------------
                                                               $ 12,646,658     $ 14,692,384
                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Accounts payable                                             2,385,720        1,917,620
     Accrued expenses                                               641,047          848,077
     Current portion of long-term debt                              600,000          600,000
     Deferred revenue                                               407,876          336,970
                                                               ------------     ------------
                                                                  4,034,643        3,702,667
                                                               ------------     ------------
Long-term liabilities
     Long-term debt                                              10,730,000       10,700,000
     Noncurrent portion of deferred revenue                               0           56,700
                                                               ------------     ------------
                                                                 10,730,000       10,756,700
                                                               ------------     ------------

Commitments and contingencies
Redeemable preferred stock (20,000 shares)                          277,344          132,210
                                                               ------------     ------------

Stockholders' equity (deficit)
     Preferred stock, $.001 par value; 1,000,000 shares
       authorized, 20,000 redeemable shares issued and
       outstanding at September 30, 2001 and December 31, 2000           0                0
     Common stock, voting; $.001 par value; 100,000,000
       shares authorized; 15,328,681 shares issued and
       outstanding at September 30, 2001 and December 31, 2000       15,329           15,329
     Additional paid-in capital                                     552,105          677,239
     Accumulated deficit                                         (2,962,763)        (591,761)
                                                               ------------     ------------
                                                                 (2,395,329)         100,807
                                                               ------------     ------------
                                                               $ 12,646,658     $ 14,692,384
                                                               ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -----------------------------    -----------------------------
                                                          2001              2000           2001             2000
                                                      ------------     ------------    ------------     ------------
                                                               (UNAUDITED)                      (UNAUDITED)
Service revenue                                       $  1,167,190     $  1,304,216    $  3,839,454     $  3,721,010
Activation commission revenue, net                       1,903,758        3,375,019       6,927,350        8,651,511
Product revenue, net                                     1,335,722        1,352,869       4,187,762        3,783,416
                                                      ------------     ------------    ------------     ------------
                                                         4,406,670        6,032,104      14,954,566       16,155,937
                                                      ------------     ------------    ------------     ------------

Operating expenses
   Cost of products sold                                 2,217,491        2,662,732       7,419,071        7,235,595
   Compensation expense                                  1,525,329        1,395,222       4,914,274        3,842,960
   Selling and marketing                                   480,430          509,097       1,802,842        1,317,706
   General and administrative                              482,592          384,615       1,700,204          977,754
   Depreciation and amortization                           153,649          167,773         479,780          632,077
                                                      ------------     ------------    ------------     ------------
                                                         4,859,490        5,119,438      16,316,171       14,006,092
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) FROM OPERATIONS                             (452,821)         912,666      (1,361,605)       2,149,845
                                                      ------------     ------------    ------------     ------------

Other expense
   Interest expense                                        309,298          392,616         989,397        1,157,856
   Other                                                         0          103,280          20,000          233,280
                                                      ------------     ------------    ------------     ------------
                                                           309,298          495,896       1,009,397        1,391,136
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (762,119)         416,770      (2,371,002)         758,709
                                                      ------------     ------------    ------------     ------------

Income tax expense (benefit)
   Current                                                       0                0               0                0
   Deferred                                                      0                0               0                0
                                                      ------------     ------------    ------------     ------------
                                                                 0                0               0                0
                                                      ------------     ------------    ------------     ------------

NET INCOME (LOSS)                                         (762,119)         416,770      (2,371,002)         758,709

Less current period preferred stock dividend in
  arrears                                                  (40,000)                         (66,667)
Less accretion of value of preferred stock                 (60,690)               0        (145,134)               0
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                          $   (862,809)    $    416,770    $ (2,582,803)         758,709
                                                      ============     ============    ============     ============

Earnings (loss) per share
   Basic                                              $      (0.06)    $       0.03    $      (0.17)    $       0.05
                                                      ============     ============    ============     ============
   Diluted                                            $      (0.06)    $       0.03    $      (0.17)    $       0.05
                                                      ============     ============    ============     ============

Weighted average number of common shares
   outstanding
   Basic                                                15,328,681       15,328,681      15,328,681       15,328,681
   Common stock equivalents resulting from warrant
     and options                                                 0           10,495               0           74,291
                                                      ------------     ------------    ------------     ------------
   Diluted                                              15,328,681       15,339,176      15,328,681       15,402,972
                                                      ============     ============    ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------
                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                              2001             2000
                                                          ------------     ------------
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss)                                      $ (2,371,002)    $    758,709
   Depreciation and amortization                               479,780          632,077
   Provision for bad debts                                      72,500          (12,561)
   Settlement of dispute by issuance of warrant                 20,000          130,000
   Issuance of preferred stock for guaranty                          0          103,280
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                         660,640         (500,412)
   Inventory                                                   546,647         (909,895)
   Prepaid expenses and other current assets                  (166,199)          (8,511)
   Other assets                                                 (8,918)          23,788
   Accounts payable                                            468,100        1,226,420
   Accrued expenses                                           (173,280)        (162,574)
   Deferred revenue                                             14,206         (143,652)
                                                          ------------     ------------

   NET CASH (USED IN) OPERATING
     ACTIVITIES                                               (457,526)       1,136,669
                                                          ------------     ------------

INVESTING ACTIVITIES
   Purchases of property and equipment                        (116,216)        (310,782)
                                                          ------------     ------------

   NET CASH USED IN INVESTING ACTIVITIES                      (116,216)        (310,782)
                                                          ------------     ------------

FINANCING ACTIVITIES
   Repayment of long-term debt                                (650,000)        (350,000)
   Proceeds from long-term debt                                680,000          450,000
   Payment of financing costs                                        0         (134,194)
                                                          ------------     ------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          30,000          (34,194)
                                                          ------------     ------------

INCREASE (DECREASE) IN CASH                                   (543,742)         791,693

CASH
   Beginning of year                                           655,852          343,582
                                                          ------------     ------------
   End of period                                          $    112,110     $  1,135,275
                                                          ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          $  1,010,926     $  1,317,236
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



NOTE 2      PER-SHARE INFORMATION

The Company computes earnings per share under Financial Accounting Standard
(FAS) No. 128, "Earnings per Share." Under FAS 128, "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In arriving at net income
(loss) available to common stockholders, preferred dividends and accretion of value of preferred stock are deducted from the reported net income (loss). "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the quarter and nine months ended September 30, 2001, diluted earnings per share are identical to basic earnings per share because options, warrants and convertible preferred stock, equivalent to 2,500,000 shares, are antidilutive when net losses are reported.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "interests," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and in particular, those contained in this Item 2 as well as those discussed in the Company's Amendment No. 3 to Form 10-SB as filed with the Securities and Exchange Commission on October 10, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 2001, and the results of operations of the Company for the three months and nine months ended September 30, 2001 and 2000. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

         OVERVIEW

         We are an independent specialty retailer of cellular and wireless products, services and accessories in the Chicago and Madison, Wisconsin metropolitan area acting primarily as an agent for Southwestern Bell Mobile Systems, Inc. d/b/a Cingular Wireless and Ameritech Mobile Communications, Inc. d/b/a Cingular Wireless, both subsidiaries of Cingular Wireless, L.L.C. and in the Jacksonville, Florida metropolitan area acting primarily as an agent for Cingular. Southwestern Bell Mobile, Ameritech and Cingular are referred to collectively as Cingular. As of November 14, 2001, we operated 44 retail stores. On October 1, 2001, we sold our Milwaukee operations to Car Phones Plus, Inc. for $100,000. In addition, we have tentatively reached agreement to sell our Madison operations to Cingular for $125,000.


Results of Operations

         REVENUES. Total revenues decreased 27.0% to $4.4 million for the three months ended September 30, 2001, as compared to $6.0 million for the same period in 2000. This is due to Cingular's new compensation program instituted in the second quarter, which continued through the third quarter of 2001. The new compensation program on average pays lower commissions per activation than in the third quarter of 2000. In addition, phone sales decreased as a result of new competition and the lack of marketing campaigns and promotions during the third quarter, which resulted in lower activation commissions. Total revenues decreased 7.4% to $15.0 million for the nine months ended September 30, 2001 as compared to $16.2 million for the same period in 2000. The $1.2 million decrease was primarily due to Cingular's new compensation program, which on average pays lower commissions per activation than in 2000.

         COST OF PRODUCTS SOLD. Cost of products sold decreased 16.7% to $2.2 million for the three months ended September 30, 2001, as compared to $2.7 million for the same period in 2000. This is primarily due to a decrease in the number of phones sold during the third quarter of 2001 as compared to the same period in 2000. Cost of products sold increased 2.5% to $7.4 million for the nine months ended September 30, 2001 as compared to $7.2 million for the same period in 2000. This $183,000 increase is the result of increased phone sales for the nine months ended September 30, 2001.

         COMPENSATION EXPENSE. For the three and nine months ended September 30, 2001 compensation expense increased $130,000 and $1,071,000, respectively. These increases were primarily due to additional personnel hired to service all the new stores opened during the Company's expansion during 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses were $963,000 and $3.5 million for the three and nine months ended September 30, 2001, respectively as compared to $894,000 and $2.3 million for the three and nine months ended September 30, 2000, respectively. The increases of $69,000 and $1.2 million were due primarily to additional costs incurred to operate the new stores including rent. Our selling, general and administration expenses increased throughout the first nine months of 2001 and began to decrease at the end of the third quarter of 2001. We expect the decreases to continue and then stabilize in the fourth quarter.

         INCOME (LOSS) FROM OPERATIONS. Income from operations decreased $1.4 million or 150%, to a loss of ($453,000) for the third quarter of 2001 from income of $913,000 for the third quarter of 2000. Income from operations decreased $3.5 million or 163%, to a loss of ($1.4 million) for the nine months ended September 30, 2001 from income of $2.1 million for the nine months ended September 30, 2000. The decreases were due to the increase in compensation expense and selling, general and administrative expenses incurred as a result of our expansion. Also, Cingular paid less commission per phone activation and the Company activated fewer phones during the third quarter of 2001 as compared to the same period in the year 2000.

         PROVISION FOR INCOME TAXES. The provision for income tax for the three and nine months ended September 30, 2001 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance increase for the three and nine months ended September 30, 2001 was approximately $305,000 and $948,000, respectively. The valuation allowance increase was primarily due to the uncertainty of the future utilization of the net operating losses generated.

         NET INCOME (LOSS). The Company had a net loss of ($2.4 million) for the nine months ended September 30, 2001 compared to net income of $759,000 for the nine months ended September 30, 2000. The decrease in net income of $3.1 million was due to the factors discussed above.


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

         Working capital decreased $2.0 million to a working capital deficit of $1.4 million at September 30, 2001 from working capital of $593,000 at December 31, 2000.

         Net cash of $458,000 used in operating activities during the nine months ended September 30, 2001 resulted primarily from increased expenses incurred as a result of the Company's expansion offset by reductions in accounts receivable and inventory and increases in accounts payable. For the nine months ended September 30, 2000 net cash provided by operating activities totaled approximately $1.1 million.

         Net cash used in investing activities totaled approximately $116,000 and $311,000 for the nine months ended September 30, 2001 and 2000, respectively. The cash used in investing activities was primarily attributable to capital expenditures for new stores.

         The Company's net cash provided by financing activities totaled approximately $30,000 for the nine months ended September 30, 2001 compared to net cash used of approximately $34,000 for the nine months ended September 30, 2000. These changes were primarily as a result of repayments of long-term debt offset by additional funds of $650,000 loaned to the Company from a shareholder during the third quarter 2001.

         Depending on the time of year and the promotions announced by Cingular, revenues for different periods of time may vary significantly. As a result, Phonz has indicated to management that it will provide financing for any operating cash shortfalls. Currently, there are no material capital commitments in the fourth quarter of 2001 and the expansion of new stores has slowed down in the third quarter of 2001. The Company anticipates that borrowings from current shareholders along with cash generated from operations will be sufficient to meet currently foreseeable liquidity requirements.

         The Company has realized significant losses for the nine months ended September 30, 2001. Management expects the Company to generate some profits in the fourth quarter as a concerted effort has been made to reduce overhead expenses in the third quarter. The full impact of these efforts will not be realized until the fourth quarter of 2001. The Company is also engaging in new marketing campaigns and promotions as well as introducing new product lines in an effort to boost sales.

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


Carrier Agreements

         We offer cellular telephone services in the Chicago metropolitan area through Southwestern Bell Mobile, pursuant to a carrier agreement with Southwestern Bell Mobile. We offer cellular telephone services in the Madison, Wisconsin metropolitan area through Ameritech, pursuant to a carrier agreement with Ameritech. We offer cellular telephone services in the Jacksonville, Florida metropolitan area through Cingular pursuant to a carrier agreement with Cingular. Under the Cingular, Southwestern Bell Mobile and Ameritech Agreements, we receive activation commissions and monthly residual payments based on the number of subscribers we enlist and the volume of their usage. We are eligible to receive bonus commissions when the volume of activations exceeds certain levels. The Southwestern Bell Mobile Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Chicago and Gary, Indiana metropolitan areas during the term of the Southwestern Bell Mobile Agreement and for a period of one year after its expiration or termination, unless Southwestern Bell Mobile materially breaches the Agreement. The Ameritech Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Madison, Wisconsin metropolitan area during the term of the Ameritech Agreement and for a period of one year after its expiration or termination, unless Ameritech materially breaches the Agreement. The Cingular Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Jacksonville, Florida metropolitan area during the term of the Agreement. If the Cingular Agreement expires by its terms or is terminated by Cingular for cause or by us without cause, the prohibition is extended for a period of six months. Such cancellation or non-renewal by Southwestern Bell Mobile, Ameritech or Cingular could have a material adverse effect on our business, financial condition or results of operations.

         The activation commissions we receive under the Southwestern Bell Mobile and Ameritech Agreements are subject to change upon 30 days notice. The compensation payable under the Cingular Agreement may be modified once every calendar year upon thirty days written notice. Cingular has changed its commission structures in the past and may change its structures in the future. A change in the commission structure may have a material adverse effect on our business, financial condition or results of operations. Payments from Cingular constituted approximately 49%, 67% and 56% of our total net revenues for the nine months ended September 30, 2001 and for the years ended December 31, 2000 and 1999, respectively. We are therefore highly dependent on our relationship with Cingular.

         Cingular is responsible for maintaining the quality and consistency of its signals, the capacities of its systems to add new customers and the competitiveness of the retail prices they charge for its cellular service. We have no ability to control Cingular's funding for system maintenance, capacity increases, marketing or the prices they charge for coverage below regulatory ceilings. Consequently, our ability to attract and retain cellular customers is dependent upon the quality and pricing of services provided by Cingular. While we currently believe that Cingular has incentives to achieve broad distribution of wireless phone services and that the current program of activation and residual payments will continue as a method of subsidizing the cost of such distribution, no assurance can be given that such payment programs will continue or will continue at their current rates. There can be no assurance that we will be able to maintain the size of the activation commissions we earn and the residual payments we receive from Cingular during the term of or upon the expiration or renewal of either the Cingular Agreements or in connection with entering into new agreements with Cingular or any other carrier. In addition, each of the Cingular Agreements provides for the termination of residual payments to us in the event we terminate such agreement without cause. Accordingly, we have limited ability to change carriers in the Chicago, Madison, Wisconsin or Jacksonville, Florida metropolitan areas in the event Cingular fails to provide cellular services at competitive prices and terms. There can be no assurance that Cingular will continue to provide cellular services at competitive prices and terms or that we will be able to change carriers without a significant loss of revenues. In the event that Cingular experiences financial difficulties or fails to maintain competitive prices and services, our business, financial condition or results of operations could be materially adversely affected.

         PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings

         We are not a party to any material legal proceedings.


         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Date: November 14, 2001

                                        Areawide Cellular, Inc.

                                        By: /s/ Michael Kaplan
                                            ------------------
                                               Co-President