Form 10QSB/A
period 2001-06-30
AREAWIDE CELLULAR INC
filed 2002-04-01
CIK 1092233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

                For the transition period from _______ to _______

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

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------
                                                                 JUNE 30,       DECEMBER 31,
                                                                   2001             2000
                                                               ------------     ------------
                                                                (UNAUDITED)      (RESTATED)
                                                                (RESTATED)
ASSETS
Current assets
     Cash                                                      $     89,086     $    655,852
     Accounts receivable, net of allowances of $47,125 and
       $55,000 respectively                                       1,910,908        2,031,183
     Inventory                                                    1,372,001        1,592,577
     Prepaid expenses and other current assets                      152,550           16,059
                                                               ------------     ------------
                                                                  3,524,545        4,295,671
                                                               ------------     ------------

Property and equipment, net of accumulated depreciation and
   amortization of $716,724 and $575,959 respectively               808,312          648,986
                                                               ------------     ------------

Intangible assets, net of accumulated amortization of
   $1,307,758 and $1,128,301 respectively                         9,458,491        9,637,948

Other assets                                                        118,697          109,779
                                                               ------------     ------------
                                                                  9,577,188        9,747,727
                                                               ------------     ------------
                                                               $ 13,910,045     $ 14,692,384
                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Accounts payable                                             2,766,388        1,917,620
     Accrued expenses                                               689,214          848,077
     Guarantee Obligation                                                 0                0
     Current portion of long-term debt                              600,000          600,000
     Deferred revenue                                               374,321          336,970
                                                               ------------     ------------
                                                                  4,429,923        3,702,667
                                                               ------------     ------------
Long-term liabilities
     Long-term debt                                              10,980,000       10,700,000
     Noncurrent portion of deferred revenue                               0           56,700
                                                               ------------     ------------
                                                                 10,980,000       10,756,700
                                                               ------------     ------------


Redeemable preferred stock (20,000 shares)                        2,026,666        2,000,000
                                                               ------------     ------------

Stockholders' equity (deficit)
     Preferred stock, $.001 par value; 1,000,000 shares
       authorized, 20,000 redeemable shares issued and
       outstanding at June 30, 2001 and December 31, 2000                 0                0
     Common stock, voting; $.001 par value; 100,000,000
       shares authorized; 15,328,681 shares issued and
       outstanding at June 30, 2001 and December 31, 2000            15,329           15,329
     Additional paid-in capital                                     699,503          706,169
     Accumulated deficit                                         (4,241,376)      (2,488,481)
                                                               ------------     ------------
                                                                 (3,526,544)      (1,766,983)
                                                               ------------     ------------
                                                               $ 13,910,045     $ 14,692,384
                                                               ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                      -----------------------------    -----------------------------
                                                          2001             2000            2001             2000
                                                      ------------     ------------    ------------     ------------
                                                               (UNAUDITED)                      (UNAUDITED)
                                                               (RESTATED)                       (RESTATED)
Revenues
  Service revenue                                     $  1,391,162     $  1,237,218    $  2,691,765     $  2,435,919
  Activation commission revenue, net                     2,439,229        3,047,700       5,023,592        5,276,492
  Product revenue, net                                   1,492,794        1,133,764       2,852,040        2,430,547
                                                      ------------     ------------    ------------     ------------
                                                         5,323,185        5,418,682      10,567,397       10,142,958
                                                      ------------     ------------    ------------     ------------

Operating expenses
   Cost of products sold                                 2,735,842        2,536,965       5,345,592        4,572,864
   Compensation expense                                  1,746,789        1,294,025       3,388,946        2,447,738
   Selling and marketing                                   621,263          367,534       1,322,412          790,842
   General and administrative                              744,971          327,576       1,237,110          630,031
   Depreciation and amortization                           161,368          275,130         326,133          464,305
                                                      ------------     ------------    ------------     ------------
                                                         6,010,233        4,801,230      11,620,193        8,905,780
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) FROM OPERATIONS                             (687,048)         617,452      (1,052,796)       1,237,178
                                                      ------------     ------------    ------------     ------------

Other expense
   Interest expense                                        325,591          386,265         680,099          765,240
   Other                                                         0          130,000          20,000          130,000
                                                      ------------     ------------    ------------     ------------
                                                           325,591          516,265         700,099          895,240
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                       (1,012,639)         101,187      (1,752,895)         341,938
                                                      ------------     ------------    ------------     ------------

Income tax expense (benefit)
   Current                                                       0                0               0                0
   Deferred                                                      0                0               0                0
                                                      ------------     ------------    ------------     ------------
                                                                 0                0               0                0
                                                      ------------     ------------    ------------     ------------

NET INCOME (LOSS)                                     $ (1,012,639)    $    101,187    $ (1,752,895)    $    341,938

Preferred stock dividend in arrears                        (26,666)               0         (26,666)               0
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                          $ (1,039,305)    $    101,187    $ (1,779,561)    $    341,938
                                                      ============     ============    ============     ============

Earnings (loss) per share
   Basic                                              $      (0.07)    $       0.01    $      (0.12)    $       0.02
                                                      ============     ============    ============     ============
   Diluted                                            $      (0.07)    $       0.01    $      (0.12)    $       0.02
                                                      ============     ============    ============     ============

Weighted average number of common shares
   outstanding
   Basic                                                15,328,681       15,328,681      15,328,681       15,328,681
   Common stock equivalents resulting from warrant
     and options                                                 0           10,642               0            3,935
                                                      ------------     ------------    ------------     ------------
   Diluted                                              15,328,681       15,339,323      15,328,681       15,332,616
                                                      ============     ============    ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------
                                                            SIX MONTHS ENDED JUNE 30,
                                                              2001             2000
                                                              ----             ----
                                                                   (UNAUDITED)
                                                                   (RESTATED)
OPERATING ACTIVITIES
   Net income (loss)                                      $ (1,752,895)    $    341,938
   Depreciation and amortization                               326,132          464,306
   Provision for bad debts                                      45,000           (8,374)
   Settlement of dispute by issuance of warrant                 20,000          130,000
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                          75,275         (680,849)
   Inventory                                                   220,576           58,465
   Prepaid expenses and other current assets                  (136,491)        (139,085)
   Other assets                                                 (8,918)          25,006
   Accounts payable                                            848,768        1,147,395
   Accrued expenses                                           (158,863)        (113,513)
   Deferred revenue                                            (19,350)        (137,464)
                                                          ------------     ------------


   NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                               (540,766)       1,087,825
                                                          ------------     ------------

INVESTING ACTIVITIES
   Purchases of property and equipment                        (306,000)        (205,819)
                                                          ------------     ------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (306,000)        (205,819)
                                                          ------------     ------------

FINANCING ACTIVITIES
   Repayment of long-term debt                                (300,000)        (300,000)
   Proceeds from long-term debt                                580,000                0
   Payment of financing costs                                        0           14,316
                                                          ------------     ------------

   NET CASH USED IN FINANCING ACTIVITIES                       280,000         (285,684)
                                                          ------------     ------------

INCREASE (DECREASE) IN CASH                                   (566,766)         596,322

CASH
   Beginning of year                                           655,852          343,582
                                                          ------------     ------------
   End of year                                            $     89,086     $    939,904
                                                          ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          $    687,905     $    792,618
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




NOTE 3    CORRECTION OF AN ERROR

The financial statements for 2001 and 2000 have been restated to reflect a guarantee obligation of $2,000,000 in 1999, the reversal of the obligation of $103,280 in 2000 and the related issuance of preferred stock in 2000. The effect of this restatement was to increase the accumulated deficit by $1,896,720 at January 1, 2000. In addition there was a reversal of an accrued dividend and the recognition of a cumulative dividend of $26,666 in 2001. An accrual was recorded for additional accounts payable related to the purchase of product in the amount of $144,012.

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


         COST OF GOODS SOLD. Cost of goods sold increased 7.8% to $2.7 million for the three months ended June 30, 2001, as compared to $2.5 million for the same period in 2000. This is primarily due to an increase in product sales during the second quarter. Cost of goods sold increased 16.9% to $5.3 million for the six months ended June 30, 2001 as compared to $4.6 million for the same period in 2000. This $773,000 increase is the result of increased product sales for the 2001 period.

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


         INCOME FROM OPERATIONS. Income from operations decreased $1.3 million or 211%, to a loss of ($687,000) for the second quarter of 2001 from income of $617,000 for the second quarter of 2000. Income from operations decreased $2.3 million or 185%, to a loss of ($1.1 million) for the six months ended June 30, 2001 from income of $1.2 million for the six months ended June 30, 2000. The decreases were due to the increase in compensation expense and the selling, general and administrative expenses incurred as a result of our expansion and also due to reduced activation commissions paid by Cingular per phone activation.


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


         NET INCOME (LOSS). The Company had a net loss of ($1.8 million) for the six months ended June 30, 2001 compared to net income of $342,000 for the six months ended June 30, 2000. The decrease in net income of $2.1 million was due to the factors discussed above.


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

         Working capital decreased $1.5 milllion to a working capital deficit of $905,000 at June 30, 2001 from working capital of $593,000 at December 31, 2000.


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

         ITEM 4. Submission of Matters to a Vote of Security Holders

         At the annual meeting of Shareholders held July 5, 2001, the shareholders approved the following proposals:

         PROPOSAL NO. 1 ELECTION OF DIRECTORS

                                     Affirmative        Votes           Broker
                                        Votes          Withheld       Non-votes
                                    -------------    ------------    -----------
                  Darryl Jacobs       8,125,000            0               0
                  Michael Kaplan      8,125,000            0               0
                  Robert Kaplan       8,125,000            0               0

         PROPOSAL NO. 2 ADOPTION OF A STOCK OPTION PLAN THAT WILL HAVE AVAILABLE FOR GRANT UNDER THE PLAN 1,700,000 SHARES OF COMMON STOCK

                               Affirmative        Votes           Broker
                                  Votes          Withheld       Non-votes
                              -------------    ------------    -----------
                                8,125,000            0               0

         PROPOSAL NO. 3 AUTHORIZATION FOR THE COMPANY TO MERGE WITH A NEWLY FORMED DELAWARE CORPORATION TO EFFECT THE CHANGE OF DOMICILE OF THE COMPANY FROM FLORIDA TO DELAWARE.

                               Affirmative        Votes           Broker
                                  Votes          Withheld       Non-votes
                              -------------    ------------    -----------
                                8,125,000           0                0

         PROPOSAL NO. 4 RATIFICATION OF THE APPOINTMENT OF ALTSCHULER, MELVOIN AND GLASSER LLP AS INDEPENDENT AUDITORS OF THE COMPANY

                               Affirmative        Votes           Broker
                                  Votes          Withheld       Non-votes
                              -------------    ------------    -----------
                                8,125,000            0               0

         ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         99  Areawide Cellular, Inc. Stock Option Plan


         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Date: April 01, 2002


                                        Areawide Cellular, Inc.

                                        By: /s/ Michael Kaplan
                                            ------------------
                                                Co-President