Form 10QSB/A
period 2001-09-30
AREAWIDE CELLULAR INC
filed 2002-04-01
CIK 1092233

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

               For the transition period from ________ to ________

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------
                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      2001             2000
                                                                  ------------     ------------
                                                                   (UNAUDITED)      (RESTATED)
                                                                   (RESTATED)
ASSETS
Current assets
     Cash                                                         $    112,110     $    655,852
     Accounts receivable, net of allowances of $74,625 and
       $55,000 respectively                                          1,264,293        2,031,183
     Inventory                                                       1,045,930        1,592,577
     Prepaid expenses and other current assets                         182,258           16,059
                                                                  ------------     ------------
                                                                     2,604,591        4,295,671
                                                                  ------------     ------------

Property and equipment, net of accumulated depreciation and
   amortization of $780,673 and $575,959 respectively                  554,578          648,986
                                                                  ------------     ------------

Intangible assets, net of accumulated amortization of
   $1,397,457 and $1,128,301 respectively                            9,368,792        9,637,948

Other assets                                                           118,697          109,779
                                                                  ------------     ------------
                                                                     9,487,489        9,747,727
                                                                  ------------     ------------
                                                                  $ 12,646,658     $ 14,692,384
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Accounts payable                                                2,529,730        1,917,620
     Accrued expenses                                                  641,047          848,077
     Guarantee Obligation                                                    0                0
     Current portion of long-term debt                                 600,000          600,000
     Deferred revenue                                                  407,876          336,970
                                                                  ------------     ------------
                                                                     4,178,653        3,702,667
                                                                  ------------     ------------
Long-term liabilities
     Long-term debt                                                 10,730,000       10,700,000
     Noncurrent portion of deferred revenue                                  0           56,700
                                                                  ------------     ------------
                                                                    10,730,000       10,756,700
                                                                  ------------     ------------


Redeemable preferred stock (20,000 shares)                           2,067,289        2,000,000
                                                                  ------------     ------------

Stockholders' equity (deficit)
     Preferred stock, $.001 par value; 1,000,000 shares
       authorized, 20,000 redeemable shares issued and
       outstanding at September 30, 2001 and December 31, 2000               0                0
     Common stock, voting; $.001 par value; 100,000,000
       shares authorized; 15,328,681 shares issued and
       outstanding at September 30, 2001 and December 31, 2000          15,329           15,329
     Additional paid-in capital                                        658,881          706,169
     Accumulated deficit                                            (5,003,494)      (2,488,481)
                                                                  ------------     ------------
                                                                    (4,329,284)      (1,766,983)
                                                                  ------------     ------------
                                                                  $ 12,646,658     $ 14,692,384
                                                                  ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -----------------------------    -----------------------------
                                                          2001             2000            2001             2000
                                                      ------------     ------------    ------------     ------------
                                                               (UNAUDITED)                      (UNAUDITED)
                                                               (RESTATED)                       (RESTATED)
Revenues
   Service revenue                                    $  1,167,190     $  1,304,216    $  3,839,454     $  3,721,010
   Activation commission revenue, net                    1,903,758        3,375,019       6,927,350        8,651,511
   Product revenue, net                                  1,335,722        1,352,869       4,187,762        3,783,416
                                                      ------------     ------------    ------------     ------------
                                                         4,406,670        6,032,104      14,954,566       16,155,937
                                                      ------------     ------------    ------------     ------------

Operating expenses
   Cost of products sold                                 2,217,491        2,662,732       7,563,083        7,235,595
   Compensation expense                                  1,525,329        1,395,222       4,914,274        3,842,960
   Selling and marketing                                   480,430          509,097       1,802,842        1,317,706
   General and administrative                              482,592          384,615       1,700,204          977,754
   Depreciation and amortization                           153,649          167,773         479,780          632,077
                                                      ------------     ------------    ------------     ------------
                                                         4,859,491        5,119,439      16,460,183       14,006,092
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) FROM OPERATIONS                             (452,821)         912,665      (1,505,617)       2,149,845
                                                      ------------     ------------    ------------     ------------

Other expense
   Interest expense                                        309,298          392,616         989,397        1,157,856
   Other                                                         0                0          20,000          130,000
                                                      ------------     ------------    ------------     ------------
                                                           309,298          392,616       1,009,397        1,287,856
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (762,119)         520,049      (2,515,014)         861,989
                                                      ------------     ------------    ------------     ------------

Income tax expense (benefit)
   Current                                                       0                0               0                0
   Deferred                                                      0                0               0                0
                                                      ------------     ------------    ------------     ------------
                                                                 0                0               0                0
                                                      ------------     ------------    ------------     ------------

NET INCOME (LOSS)                                     $   (762,119)    $    520,049    $ (2,515,014)    $    861,989

Preferred stock dividend in arrears                        (40,623)               0         (67,289)               0
                                                      ------------     ------------    ------------     ------------

INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                          $   (802,742)    $    520,049    $ (2,582,303)    $    861,989
                                                      ============     ============    ============     ============

Earnings (loss) per share
   Basic                                              $      (0.05)    $       0.03    $      (0.17)    $       0.06
                                                      ============     ============    ============     ============
   Diluted                                            $      (0.05)    $       0.03    $      (0.17)    $       0.06
                                                      ============     ============    ============     ============

Weighted average number of common shares
   outstanding
   Basic                                                15,328,681       15,328,681      15,328,681       15,328,681
   Common stock equivalents resulting from warrant
     and options                                                 0           10,495               0           74,291
                                                      ------------     ------------    ------------     ------------
   Diluted                                              15,328,681       15,339,176      15,328,681       15,402,972
                                                      ============     ============    ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                              2001              2000
                                                              ----              ----
                                                                  (UNAUDITED)
                                                                  (RESTATED)
OPERATING ACTIVITIES
   Net income (loss)                                      $ (2,515,014)    $    861,989
   Depreciation and amortization                               479,780          632,077
   Provision for bad debts                                      72,500          (12,561)
   Settlement of dispute by issuance of warrant                 20,000          130,000
   Issuance of preferred stock for guaranty                          0                0
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                         660,640         (500,412)
   Inventory                                                   546,647         (909,895)
   Prepaid expenses and other current assets                  (166,199)          (8,511)
   Other assets                                                 (8,918)          23,788
   Accounts payable                                            612,112        1,226,420
   Accrued expenses                                           (173,280)        (162,574)
   Deferred revenue                                             14,206         (143,652)
                                                          ------------     ------------


   NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                               (457,526)       1,136,669
                                                          ------------     ------------

INVESTING ACTIVITIES
   Purchases of property and equipment                        (116,216)        (310,782)
                                                          ------------     ------------

   NET CASH USED IN INVESTING ACTIVITIES                      (116,216)        (310,782)
                                                          ------------     ------------

FINANCING ACTIVITIES
   Repayment of long-term debt                                (650,000)        (350,000)
   Proceeds from long-term debt                                680,000          450,000
   Payment of financing costs                                        0         (134,194)
                                                          ------------     ------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          30,000          (34,194)
                                                          ------------     ------------

INCREASE (DECREASE) IN CASH                                   (543,742)         791,693

CASH
   Beginning of year                                           655,852          343,582
                                                          ------------     ------------
   End of period                                          $    112,110     $  1,135,275
                                                          ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          $  1,010,926     $  1,317,236
                                                          ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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



NOTE 3    CORRECTION OF AN ERROR

The financial statements for 2001 and 2000 have been restated to reflect a guarantee obligation of $2,000,000 in 1999, the reversal of the obligation of $103,280 in 2000 and the related issuance of preferred stock in 2000. The effect of this restatement was to increase the accumulated deficit by $1,896,720 at January 1, 2000. In addition there was the recognition of a cumulative dividend of $67,289 in 2001. An accrual was recorded for additional accounts payable related to the purchase of product in the amount of $144,012.

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

         COST OF PRODUCTS SOLD. Cost of products sold decreased 16.7% to $2.2 million for the three months ended September 30, 2001, as compared to $2.7 million for the same period in 2000. This is primarily due to a decrease in the number of phones sold during the third quarter of 2001 as compared to the same period in 2000. Cost of products sold increased 4.5% to $7.6 million for the nine months ended September 30, 2001 as compared to $7.2 million for the same period in 2000. This $327,000 increase is the result of increased phone sales for the nine months ended September 30, 2001.


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


         INCOME (LOSS) FROM OPERATIONS. Income from operations decreased $1.4 million or 150%, to a loss of ($453,000) for the third quarter of 2001 from income of $913,000 for the third quarter of 2000. Income from operations decreased $3.7 million or 170%, to a loss of ($1.5 million) for the nine months ended September 30, 2001 from income of $2.1 million for the nine months ended September 30, 2000. The decreases were due to the increase in compensation expense and selling, general and administrative expenses incurred as a result of our expansion. Also, Cingular paid less commission per phone activation and the Company activated fewer phones during the third quarter of 2001 as compared to the same period in the year 2000.

         PROVISION FOR INCOME TAXES. The provision for income tax for the three and nine months ended September 30, 2001 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance increase for the three and nine months ended September 30, 2001 was approximately $305,000 and $1.0 million, respectively. The valuation allowance increase was primarily due to the uncertainty of the future utilization of the net operating losses generated.

         NET INCOME (LOSS). The Company had a net loss of ($2.5 million) for the nine months ended September 30, 2001 compared to net income of $862,000 for the nine months ended September 30, 2000. The decrease in net income of $3.4 million was due to the factors discussed above.


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


         Working capital decreased $2.2 million to a working capital deficit of $1.6 million at September 30, 2001 from working capital of $593,000 at December 31, 2000.


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