Form 10KSB
period 2001-12-31
AREAWIDE CELLULAR INC
filed 2002-04-12
CIK 1092233

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the Fiscal Year Ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the Transition period from                 to

                        Commission File Number 000-98765


                             AREAWIDE CELLULAR, INC.
             ------------------------------------------------------
                       (Name of Registrant in its charter)


               Delaware                              65-0183747
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


        1615 Barclay Boulevard
        Buffalo Grove, Illinois                        60089
    -------------------------------     ------------------------------------
         (Address of principal                      (Zip Code)
          executive offices)


       Registrant's telephone number, including area code: (847) 353-7000

             Securities registered under 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2002 was $82,036.81.

         For the fiscal year ended December 31, 2001, the Registrant had total revenues of $19.7 million.

         As of March 31, 2002 there were 15,328,681 shares of Common Stock outstanding.


                                     PART I

Item 1.  Description of Business

                                   THE COMPANY

         Areawide Cellular, Inc., a Delaware corporation, is an independent specialty retailer of cellular and wireless products, services and accessories in the Chicago metropolitan area and formally Madison and Milwaukee, Wisconsin metropolitan area acting primarily as an agent for Southwestern Bell Mobile Systems, Inc. d/b/a Cingular Wireless, a subsidiary of Cingular Wireless, L.L.C. and in the Jacksonville, Florida metropolitan area acting primarily as an agent for Cingular. Southwestern Bell Mobile and Cingular are referred to collectively as Cingular. As of March 20, 2002, we operated 41 retail stores. We believe that we are the largest independent specialty retailer of cellular and wireless products, services, and accessories in the Chicago metropolitan area. Our stores, which are located predominantly in shopping centers or near major shopping areas, offer one-stop shopping for consumers seeking to purchase cellular, paging, and other wireless products and services and related accessories. We also install cellular telephones and anti-theft devices in vehicles at 20 of our locations.

         On October 1, 2001, we sold our Milwaukee operations to Carphones Plus, Inc. for $100,000. On December 17, 2001 we sold our Madison, WI operations to Cingular Wireless for $125,000 and terminated our carrier agreement with Ameritech Mobile Communications, Inc. d/b/a Cingular Wireless.

         On April 10, 2002, we merged into Areawide Cellular, Inc., a Delaware corporation, in order to change our corporate domicile from Florida to Delaware. The merger was approved at our annual Shareholder's meeting held on July 5, 2001.


                                BUSINESS STRATEGY

         Our business strategy is to offer an extensive assortment of wireless products and services at low prices supported by knowledgeable sales personnel at conveniently located stores. We believe that this strategy provides us with a competitive advantage by combining the extensive product selection, competitive pricing and operating efficiencies typical of a "big box" retailer (a large electronics or consumer products retailer such as Sears, Wal-Mart, Best Buy or Circuit City) with the superior customer service and upscale shopping experience characteristic of a specialty retailer. We offer wireless products from well-known, name-brand suppliers such as Ericsson, Motorola, and Nokia. Our stores typically sell up to 20 different makes and models of cellular phones and pagers and over 700 stock keeping units of wireless products and accessories, such as batteries, home and car chargers, vehicle adapter kits and cases. We support our broad product offerings with knowledgeable and personalized customer service that is focused on educating the consumer and identifying the most appropriate products and services for each consumer's individual needs. In addition, we offer upgrade and trade-in programs.

         Our revenues are generated principally from two sources:

         o product sales of cellular and wireless products, which also results in activation commissions paid by Cingular for initial customer subscriptions to service plans;

         o service income from Cingular, which is based on a percentage of the customer's monthly charges.

         Product sales involve the sale of cellular and wireless products such as phones, pagers, vehicle anti-theft devices and related accessories in our retail and installation outlets. Activation commissions are payments we receive from Cingular when a customer initially subscribes for Cingular's cellular and wireless services. The amount of the activation commission paid to us by Cingular is based upon various cellular and wireless service plans offered by Cingular. We must repay new subscription activation commissions to Cingular if the subscriber cancels his or her subscription prior to completion of a minimum period of continuous active service. Each customer signs a service agreement with us that requires the customer to make a payment to us in the event of early cancellation. This payment is intended to reduce or offset the resulting repayment of the new subscription activation commission we are required to make to Cingular. Residual payments are monthly payments made to us by Cingular. Cingular residual payments are based upon a percentage of a customer's monthly service charges. In addition, we also receive payments for pager airtime that we buy wholesale from paging carriers and then resell to individuals and small businesses, as well as payments from paging carriers as a percentage of the paging customer's monthly service charges. We earn a profit on the cellular phones we retail as the purchase price and/or activation commission exceeds the cost of the products sold.

         Historically, product sales have accounted for most of our net revenues. As sales of discounted and "free" cellular phones designed to attract new subscribers have increased significantly, the number of activations has increased. As a result, activation commissions have become increasingly significant to our net revenues and are taken into consideration when we set prices for the phones we sell. To set a sales price for our phones, we choose a target margin and set the price by subtracting the scheduled activation commission from the sum of the target margin and the cost of the phone. Thus, we use a portion of the activation commissions to subsidize the cost of the phone, resulting in a reduced price to the consumer. Consequently, although it appears that we generate losses from product sales, if activation commissions are included, we earn significant margins.

         We believe that as prices of wireless products and services decrease they become more affordable to consumers, expanding the wireless communications market and creating an opportunity to attract new subscribers, which increases activation commissions and residual payments. As the cost of wireless products and services has decreased over time, we have offered lower prices to attract more subscribers, thus increasing unit sales. Although this strategy has resulted in a reduction in product sales and an increase in cost of goods sold, our total activation commissions have increased leading to increased gross profit.

         We believe that the combination of our broad product offerings, convenient store locations, excellent customer service and everyday low pricing strategy positions us for possible future growth. The key elements of our growth strategy include the following:

         o Increase Comparable Store Sales. We seek to increase comparable store sales by capitalizing on the decrease in the price of wireless products and services, which is driving the growth in cellular and wireless usage, and by pursuing repeat business from our existing customers for new products, product upgrades and additional accessories. As we increase our presence in existing markets and penetrate new markets, we expect to obtain greater brand name recognition through broader advertising, increased repeat and referral business and corporate sales.

         Unforeseen capital and operating expenses or other difficulties and delays frequently encountered in connection with the expansion and integration of acquired operations could have a material adverse effect upon our business, financial condition or results of operations.


                              PRODUCTS AND SERVICES

         We offer an extensive selection of cellular and wireless communications products and services. Our products and services include:

         o Cellular Phones, Services and Accessories. We offer up to 20 different makes and models of cellular phones, with an emphasis on having in-stock availability of phones that reflect the latest technology and industry trends. We display these phones by product categories and provide information regarding features and design. We believe that the manner in which we display product information encourages browsing in our stores, better educates customers and increases impulse purchasing. We offer cellular telephone service from Cingular and market all of its service plans and available options, including digital and analog programs. In addition, we offer pre-paid cellular service to customers who would not otherwise qualify financially for cellular telephone service. Our stores also display a wide assortment of cellular phone hardware and accessories such as batteries, home and car chargers, vehicle adapter kits, cases and starter kits from leading name-brand suppliers.

         o Pagers, Services and Accessories. We offer up to 10 different makes and models of wireless pagers, including numeric (pagers that can only display numbers), alphanumeric (pagers that can display numbers and/or text) and two-way (alphanumeric pagers that give users the ability to respond to messages with the touch of a button) from leading name-brand suppliers. We offer paging services from leading national carriers such as Metrocall, Weblink and Arch and offer local, regional or nationwide paging coverage. We also offer additional services such as voice mail and custom greeting as well as a broad selection of pager hardware and accessories to complement our sales of pagers and pager services.

         o Other Products. We also offer a variety of other automotive and wireless products, including satellite television systems, radar detectors, car remote start systems, car alarms, DC to AC power inverters and two-way walk-about radios.


                                  STORE DESIGN

         We believe our store design, merchandise presentation and signage are significant factors in establishing, differentiating and reinforcing the Areawide Cellular brand name. We seek to create an inviting and enjoyable shopping environment that emphasizes our distinctive, upscale image, attracts walk-in traffic and encourages impulse purchasing. We focus on detail in the layout of each of our stores, particularly lighting, colors, choice of material and placement of display cases. Each store features merchandise displays and other information that are designed to provide easy customer access and encourage browsing. We seek to present customers with simple explanations of product and service features and benefits, as well as pricing and sign-up information.


                               SALES AND MARKETING

         Our marketing strategy is designed to create brand name awareness, attract new customers and promote repeat business. We implement our marketing strategy through the use of local radio, direct mail and print media as well as in-store promotional programs and special price and product offerings. We seek to place our stores in locations where our store design will attract the attention of prospective customers.

         Our marketing programs are supplemented by Cingular and other suppliers in the form of cooperative advertising allowances, marketing development funds, and new store allowances. Cooperative advertising allowances are funds provided by a supplier for store advertising that features that supplier's services or products. Market development funds are additional funds provided for marketing and advertising in new markets. New store allowances are funds provided to offset the costs of developing new stores.

         The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income (such as employment, business conditions, taxation and interest rates) and the ability of shopping center anchor tenants and other attractions to generate customer traffic in the vicinity of our stores. There can be no assurance that consumer spending will not be affected by adverse economic conditions, which may in turn affect our business, financial condition or results of operations.


                                CUSTOMER SERVICE

         Customer service is an important element of our business strategy. With the introduction of new and technologically advanced products and service options in the wireless industry, customers require the advice of knowledgeable salespeople to assist in product and service selections. We believe that our emphasis on customer service distinguishes us within the industry. We seek to maximize customer satisfaction and generate repeat and referral business by providing high quality, knowledgeable and personalized customer service. We emphasize a consultative selling process in which trained sales personnel inquire about the needs and desires of each customer so that we can recommend the most appropriate products and services. We have implemented extensive continuing employee training programs that are designed to ensure that our sales associates are thoroughly familiar with the latest technical and functional elements of our products and services when they are introduced. Each sales professional receives in-store training prior to his or her permanent assignment. New products and services are first introduced to our sales staff by representatives of Cingular and our other suppliers prior to being offered to the public. Our sales representatives' compensation is comprised of a base salary and a sales commission on product sales.

                         CELLULAR AND PAGING AGREEMENTS

Cellular Telephone Service

         We offer cellular telephone services through Southwestern Bell Mobile pursuant to a carrier agreement. We offer cellular telephone services through Cingular pursuant to a carrier agreement. Under the Cingular and Southwestern Bell Mobile Agreements, we receive activation commissions and monthly residual payments based on the number of subscribers we enlist and the volume of their usage. We are eligible to receive bonus commissions when the volume of activations exceeds certain levels. The Southwestern Bell Mobile Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Chicago and Gary, Indiana metropolitan areas during the term of the Southwestern Bell Mobile Agreement and for a period of one year after its expiration or termination, unless Southwestern Bell Mobile materially breaches the Southwestern Bell Mobile Agreement. The Cingular Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Jacksonville, Florida metropolitan area during the term of the Cingular Agreement. If the Cingular Agreement expires by its terms or is terminated by Cingular for cause or by us without cause, the prohibition is extended for a period of six months. Such cancellation or non-renewal by Southwestern Bell Mobile or Cingular could have a material adverse effect on our business, financial condition or results of operations.

         The activation commissions we receive under the Southwestern Bell Mobile Agreements are subject to change upon 30 days notice. The compensation payable under the Cingular Agreement may be modified once every calendar year upon thirty days written notice. Cingular has changed its commission structures in the past and may change its structures in the future. A change in the commission structure may have a material adverse effect on our business, financial condition or results of operations. Payments from Cingular constituted approximately 64% and 67% of our total net revenues for the years ended December 31, 2001 and 2000, respectively. We are therefore highly dependent on our relationship with Cingular.

         Cingular is responsible for maintaining the quality and consistency of its signals, the capacities of its systems to add new customers and the competitiveness of the retail prices they charge for its cellular service. We have no ability to control Cingular's funding for system maintenance, capacity increases, marketing or the prices they charge for coverage below regulatory ceilings. Consequently, our ability to attract and retain cellular customers is dependent upon the quality and pricing of services provided by Cingular. While we currently believe that Cingular has incentives to achieve broad distribution of wireless phone services and that the current program of activation and residual payments will continue as a method of subsidizing the cost of such distribution, no assurance can be given that such payment programs will continue or will continue at their current rates. There can be no assurance that we will be able to maintain the size of the activation commissions we earn and the residual payments we receive from Cingular during the term of or upon the expiration or renewal of either the Cingular Agreements or in connection with entering into new agreements with Cingular or any other carrier. In addition, each of the Cingular Agreements provides for the termination of residual payments to us in the event we terminate such agreement without cause. Accordingly, we have limited ability to change carriers in the Chicago or Jacksonville, Florida metropolitan areas in the event Cingular fails to provide cellular services at competitive prices and terms. There can be no assurance that Cingular will continue to provide cellular services at competitive prices and terms or that we will be able to change carriers without a significant loss of revenues. In the event that Cingular experiences financial difficulties or fails to maintain competitive prices and services, our business, financial condition or results of operations could be materially adversely affected.

Paging Services

         In addition to our cellular telephone business, we are also a reseller of paging services. We buy blocks of paging time from paging carriers at a substantial discount and resell paging services to our customers. Our paging carrier agreements range in duration from two to three years. Paging customers are charged a monthly fee for local service and additional fees for service in other markets.


                                    SUPPLIERS

         We purchase new cellular phones directly from Cingular. We currently purchase other cellular and wireless products and accessories from over 15 suppliers, including Cingular and other large wholesale distributors. Our inventory purchases are made through our centralized purchasing department, which tracks the inventory needs of each of our stores. We have no supply contracts with our suppliers. Instead, our purchasing department negotiates payment terms, vendor financing of inventory and merchandise discounts with suppliers. We seek to obtain volume discounts from our suppliers by ordering products in greater quantities. Since cellular and wireless products and accessories can be sourced from numerous suppliers, we do not believe that we are dependent on any particular supplier for our inventory needs. However, we offer cellular telephone services through Cingular and are dependent upon Cingular's abilities to continue to offer and maintain cellular telephone service. See "Cellular and Paging Agreements - Cellular Telephone Service."


                                    EMPLOYEES

         As of March 31, 2002, we had approximately 125 employees, of whom 101 are involved in retail operations and 24 are corporate office personnel. None of Areawide's employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is good.


                                INDUSTRY DYNAMICS

Retail Markets

         We believe that a shift is occurring in the distribution of cellular and wireless services, products and accessories in the United States. For many years, cellular and wireless products and services were distributed to consumers directly through telemarketing, direct mail, direct sales forces and, to a lesser extent, carrier-owned retail outlets. As wireless services and products have become more affordable, the market has expanded significantly and shifted to a broader consumer base which purchases for, among other reasons, convenience and security purposes. In order to improve access to such a broad consumer base, we believe carriers will seek multiple points of retail distribution, including established, independent specialty retailers such as Areawide, their own retail outlets and "big box" electronics retailers.

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

         We believe that we have certain competitive advantages over other retailers in satisfying consumers' changing needs and preferences. Compared to "big box" retailers, we believe that our stores are more conveniently located and typically have more selling space devoted to wireless products. In addition, because of technological advancements and continuous introductions of new product and new service options in the wireless industry, consumers demand increasingly higher levels of service and support, access to a more extensive product selection and greater education regarding all wireless products, including cellular and paging products. We believe that because we exclusively focus on wireless products, we are able to provide more specialized and faster customer service than "big box" retailers.


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

Item 2.  Description Of Properties

         We currently lease all 41 of our existing store locations. We expect that our policy of leasing rather than owning our store locations will continue as we expand. Our leases generally provide for initial lease terms of up to 10 years. Monthly rental payments range from $650 to $8,060.

         As leases expire, we believe that we will generally be able to obtain either lease renewals for present store locations, or leases for equivalent or better locations in the same vicinity. Some of our store leases contain provisions requiring the landlord's written consent for, or permitting the landlord to terminate the lease upon, a change in control of the ownership of Areawide.

         We presently lease 9,400 square feet of office and warehouse space in Buffalo Grove, Illinois, for our executive offices and distribution facility. Our lease for this space commenced on October 1, 1999 and terminates on November 30, 2004. The lease provides for increasing monthly rental payments beginning at approximately $5,200 for the first six months and rising to approximately $7,000 for the final two years, except that no rent will be payable for the last two months of the term. In addition to the monthly rent, we are obligated to pay our proportionate share of common area maintenance charges and real estate taxes which are approximately $1,800 per month.

Item 3.  Legal Proceedings

         We are periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to collect unpaid receivables and other issues incident to our business. We do not believe that there is any pending or threatened proceeding against Areawide which, if determined adversely, would have a material effect on our business or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of our Stockholders during the fourth quarter of 2001.


                                     PART II

Item 5.  Market For Common Equity and Other Shareholder Matters

         Our Common Stock trades over the counter through the "Pink Sheets". The following sets forth the range of high and low bid quotations for the periods indicated as reported by WallStreetCity.com. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                              High bid         Low bid
                                              --------         --------
        First Quarter 1999                     $1.687           $0.187
        Second Quarter 1999                    $1.312           $0.187
        Third Quarter 1999                     $1.750           $0.125
        Fourth Quarter 1999                    $1.375           $0.125
        First Quarter 2000                     $0.440           $0.100
        Second Quarter 2000                    $0.440           $0.100
        Third Quarter 2000                     $0.510           $0.100
        Fourth Quarter 2000                    $0.300           $0.090
        First Quarter 2001                     $0.090           $0.090
        Second Quarter 2001                    $0.090           $0.010
        Third Quarter 2001                     $0.090           $0.050
        Fourth Quarter 2001                    $0.070           $0.050
        First Quarter 2002                     $0.030           $0.010

         As of March 31, 2002, there were approximately 80 holders of record of Areawide's Common Stock.

         We have never paid dividends on our Common Stock and do not intend to pay dividends for the foreseeable future. In addition, the terms of the loan agreements governing our indebtedness to Phonz Investment, LLC preclude the payment of dividends. We intend to apply earnings, if any, to finance our operations and meet debt-servicing requirements. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, restrictions contained in our financing agreements, results of operations, capital requirements and such other factors as the Board of Directors may consider relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results Of Operation


                              BASIS OF PRESENTATION

         Our financial statements reflect our consolidated results of operations and cash flows for the years ended December 31, 2001 and 2000. All significant inter-company balances and transactions have been eliminated.


                           PRINCIPAL BUSINESS ACTIVITY

         We generate revenue from:

         o product sales of cellular and wireless products which also results in activation commissions paid by Cingular for initial customer subscriptions to service plans; and

         o residual payments from Cingular which are based on a percentage of the customer's monthly charges.

         Approximately 64% of our revenues for 2001 and 67% of our revenues for 2000 resulted from payments under the Cingular Agreements.

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

                              RESULTS OF OPERATIONS

Summary Financial Data

         The following table summarizes for the periods presented certain selected statement of operations data expressed as a percentage of total net revenues:

                                                          YEAR
                                                      ENDED DEC. 31,
                                                     ---------------
                                                     2001       2000
                                                     ----       ----
         Revenues                                     100%       100%
         Service revenue                             25.6%      23.7%
         Activation commission revenue               47.4%      52.5%
         Product revenue                             27.0%      23.8%

         Cost of products sold                       52.2%      45.1%
         Selling, general and admin. expenses        53.8%      42.0%
         Depreciation and amortization                3.1%       3.9%

         Income (loss) from operations               (9.1%)      9.0%
         Interest expense                             7.2%       7.2%
         Other expense                               (1.0%)       .6%
         Income tax provision (benefit)                --         --

         Net income  (loss)                         (15.3%)      1.2%

         Number of stores at end of period             43         36


         Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

         Total revenues decreased $1.5 million, or 7.1%, to $19.7 million in 2001 from $21.2 million in 2000, primarily due to a decrease in activation commission revenue from Cingular. Areawide received substantially lower commissions from Cingular even though more phones were activated for the year ended December 31, 2001 as compared to the previous year.

         Cost of products sold increased $733,000, or 7.7%, to $10.3 million in 2001 from $9.6 million in 2000, primarily due to an increase in unit sales. We believe that cost of products sold will continue to increase as unit sales increase. However, our cost of products sold will fluctuate based on the various products promoted by Cingular at any given time.

         Compensation expenses increased $762,000 or 14.0%, to $6.2 million in 2001 from $5.4 million in 2000. The increase was incurred to operate new stores. Our selling and marketing expenses increased $422,000, or 21.3%, to $2.4 million in 2001 from $2.0 million in 2000. The increase was mostly due to an increase in rent expenditures resulting from new stores opened at the end of 2000 and during 2001. Our general and administrative expenses increased $507,000, or 34.1% from 2000 to 2001. This increase was the result of additional costs incurred to operate the new stores opened in 2001.

         Income from operations decreased $3.7 million, or 194%, to a loss of ($1.8 million) in 2001 from $1.9 million in 2000. The decrease was due to the increase in compensation expense and the selling, general and administrative expenses incurred as a result of our expansion, and also due to reduced activation commissions paid by Cingular per phone activation. We believe that operating income will decrease in the first quarter 2002 as a result of a sluggish economy.

         Other income/expense reflected income of ($205,000) for the year ended December 31, 2001 and expense of $130,000 for the year ended December 31, 2000. The change of $335,000 is a result of the sales of all six Wisconsin stores and the recognition of $20,000 for the accretion of the warrant.

         The provision for income tax for the year ended December 31, 2001 was zero as a result of utilizing a net operating loss carryforward. The valuation allowance, which was provided against the net deferred tax asset due to the uncertainty of the future utilization of the net losses, increased $1.0 million. At December 31, 2001, the Company has available for tax reporting purposes approximately $4.0 million of net operating loss carryforwards expiring in varying amounts through 2021.

         The Company had a net loss of ($3.0 million) for 2001 compared to net income of $267,000 in 2000. The decrease in net income was due to the factors discussed above.

Liquidity and Capital Resources

         The Company's liquidity requirements have been primarily to support build-out costs for new store locations, support its increased inventory and operational requirements, and to fund the original acquisition of our business in November 1997. The Company has historically financed liquidity needs through a combination of cash generated from operations, bank borrowings, capital contributions and loans from shareholders.

         Working capital decreased $2.5 million to a working capital deficit of $1.9 million at December 31, 2001 from working capital of $593,000 at December 31, 2000.

                                                                  YEAR
                                                             ENDED DEC. 31,
                                                           ------------------
                                                           2001          2000
                                                           ----          ----


Net cash provided by (used in) operating activities     ($560,000)     $805,000

Net cash used in investing activities                   ($133,000)    ($264,000)

Net cash used in financing activities                    $426,000     ($229,000)

         The decrease in net cash provided by operating activities resulted primarily from an increase in compensation expense of $762,000 and increases in selling, general and administration expenses of $929,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000, incurred to operate the Company's new stores.

         The Company's net cash used in investing activities decreased for the year ended December 31, 2001 from the year ended December 31, 2000. The decrease in cash used in investing activities were primarily attributable to the decrease of capital expenditures from the prior year.

         The Company's net cash provided by financing activities increased for the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily as a result of additional funds loaned to the Company from a shareholder offset by repayments of long-term debt.

         Depending on the time of year and the promotion announced by Cingular, business may slow down from time-to-time. As a result, Phonz has indicated to management that it will provide financing for operating cash shortfalls. However, Phonz has indicated that there is limited availability of funds. Currently, there are no material capital commitments and the expansion of new stores has slowed down during the second half of 2001. Although sales have begun to pick up at the end of the first quarter of 2002, management believes that there is still a risk that if sales decline the Company will not be able to continue as a going concern.

         On October 20, 1998, Harris Family Areawide, LLC loaned $2.0 million to Areawide, which we then transferred to SourceOne Wireless, LLC in repayment of a portion of an inter-company loan balance we had with SourceOne LLC of approximately $11,575,000. In addition, we borrowed $9.5 million from Foothill Capital Corporation and LaSalle National Bank, which we then transferred to SourceOne LLC in repayment of a portion of the remaining inter-company loan balance with SourceOne LLC. The Foothill Debt bore interest at an annual rate equal to the sum of Foothill's reference rate plus 4%. All remaining inter-company liabilities were forgiven. The proceeds of the Harris Debt and the Foothill Debt transferred to SourceOne LLC were used to repay a portion of SourceOne LLC's loan balance with Foothill and LaSalle of approximately $28.5 million. In addition to our direct obligations to Foothill, we were required to continue our existing Guaranty of SourceOne LLC's remaining indebtedness to Foothill and LaSalle pursuant to an amendment which provided that the Guaranty would have terminated if we had successfully refinanced the Foothill Debt on or before a maturity date of May 19, 1999. On November 1, 1999, we entered into an extension agreement, effective as of May 19, 1999, with Foothill extending the maturity date of the Foothill Debt to May 19, 2000. In connection therewith, we entered into a second amendment to the Guaranty under which we agreed to pay a Guaranty Termination Amount of $2 million. The second amendment further provided that if the Guaranty Termination Amount was not paid prior to the maturity date, we could settle the amount through the issuance of Preferred Stock with a redemption value equal to the unpaid portion of the Guaranty Termination Amount.

         On September 14, 2000, Phonz acquired the Harris Debt of $2,000,000 and the outstanding balance of the Foothill Debt of $9,000,000. In addition, Phonz advanced to us $450,000 in additional funds, leaving us with an aggregate indebtedness to Phonz of $11,450,000. In connection therewith, we entered into modification and extension agreements with Phonz which extended the maturity date of the Phonz Debt to September 13, 2003. Pursuant to the extension agreements, we have agreed to make mandatory repayments of principal in the amount of $50,000 per month beginning October 18, 2000 and continuing until the eighteenth day of each month thereafter until August 18, 2003. The Phonz Debt bears interest at an annual rate equal to the sum of the base rate as announced by Albany Bank & Trust Co, N.A. plus four percent (4%). During 2001, the Company defaulted on the Phonz Debt and as a result, additional interest at the rate of 6% has been assessed. Total interest currently charged to the Company is at a rate of 10% above the rate announced by Albany Bank & Trust Co, N.A..

         In addition to the Phonz Debt, Phonz acquired $2 million of SourceOne LLC's indebtedness to Foothill and LaSalle together with all rights under the Guaranty. In connection therewith, we issued 20,000 shares of our 8% Cumulative Redeemable Preferred Stock with an aggregate face amount of $2,000,000 to Phonz to satisfy our obligations under the SourceOne Guaranty.

Operating Leases

         We lease retail stores under non-cancelable lease agreements that have various dates of expiration. Future minimum lease payments under leases with non-cancelable terms in excess of one year range from $1.4 million in 2001 to $21,000 in 2007. Rent expense under all lease agreements classified as operating leases amounted to $1.9 million for the year ended December 31, 2001 and $1.5 million for the year ended December 31, 2000.

Item 7.  Financial Statements

         The financial statements required by this item are filed herewith at Pages F-1 - F-14.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The following table sets forth information regarding our executive officers and directors as of March 31, 2002:

        Name                 Age      Position
        ----                 ---      --------

        Michael Kaplan        40      Co-President, Co-Chief Executive Officer
                                      and Director
        Robert Kaplan         38      Co-President, Co-Chief Executive Officer
                                      and Director
        Darryl P. Jacobs      38      Executive Vice President, Secretary,
                                      General Counsel and Director

        Eric Rosenbloom       36      Treasurer and Chief Financial Officer

Each executive officer shall serve until his successor shall have been appointed by the Board of Directors or until his earlier resignation, removal from office or death. Each director shall serve until his successor shall have been elected by the shareholders at the next annual meeting or until his earlier resignation, removal from office or death. The business experience of each of the persons listed above for at least the last five years is as follows:

MICHAEL KAPLAN. Mr. Kaplan joined our Company as a Director and Co-President and Co-Chief Executive Officer in September 2000. Since January 1, 1999, he has held the position of Vice President with Family Care Management, Ltd., an operator of long-term care facilities. Before joining Family Care Management, Ltd., Mr. Kaplan spent 12 years as the Vice President of KAF Enterprises, Ltd., also an operator of long-term care facilities.

ROBERT KAPLAN. Mr. Kaplan joined our Company as a Director and Co-President and Co-Chief Executive Officer in September 2000. Since January 1, 1999, he has held the position of Chief Financial Officer with Family Care Management, Ltd., an operator of long-term care facilities. Before joining Family Care Management, Ltd., Mr. Kaplan spent 12 years as the Vice President of KAF Enterprises, Ltd., also an operator of long-term care facilities.

DARRYL P. JACOBS. Mr. Jacobs joined our company in November 1998 as Secretary and General Counsel and became a Director of the company on September 15, 2000 and Executive Vice President on September 16, 2000. He has been of counsel to the law firm of James, Gustafson & Thompson, Ltd., a Naperville, Illinois law firm, since January 1999. From March 1996 until he joined our company, Mr. Jacobs was a partner and an associate at Sachnoff & Weaver, Ltd., a Chicago law firm. Previously, Mr. Jacobs was associated with the Chicago law firms of Wildman, Harrold, Allen & Dixon from November 1993 through March 1996, D'Ancona & Pflaum from March 1991 through November 1993 and Baker & McKenzie from June 1988 through March 1991.

ERIC ROSENBLOOM. Mr. Rosenbloom joined our company on April 30, 2001 as our Treasurer and Chief Financial Officer. He has an extensive background in both wholesale distribution and retail sales. Mr. Rosenbloom has held various financial management positions over the last 14 years and specifically worked in the telecommunication industry for the last eight years. From May 2000 until he joined our company, Mr. Rosenbloom was the Chief Financial Officer at Leavitt Communications, Inc. Prior to that, beginning in May 1995, he was the Controller, simultaneously, for both Cellular Wholesalers, Inc. and Continental Communications.

         Robert Kaplan and Michael Kaplan are brothers. There are no other family relationships among any of the directors or executive officers of Areawide.

Section 16(A) Beneficial Reporting Compliance

         Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and certain written representations to us, except for Harris Family Areawide, LLC for which we have received no evidence of its filing of required reports or failure thereof, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's Common

Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10. Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information as of March 31, 2002 regarding the beneficial ownership of Common Stock by (A) each person known by us to own beneficially more than five percent of our Common Stock, (B) our directors, (C) each of the "Named Executive Officers" (as defined in "Executive Compensation-Summary Compensation Table"), and (D) all executive officers and directors as a group (4 persons). As of March 31, 2002, there were 15,328,681 shares of Common Stock outstanding. Unless otherwise indicated, the address of each person named in the table below is c/o Areawide Cellular, Inc., 1615 Barclay Boulevard, Buffalo Grove, Illinois 60089.

                                                                                                Assuming Conversion of 8%
                                                                                                  Cumulative Redeemable
                                                                                                    Preferred Stock(2)
                                                                        Percent of                                Percent of
                                                                       Outstanding                               Outstanding
                                                Number of                Common               Number of            Common
Name                                          Shares Owned(1)          Stock Owned          Shares Owned         Stock Owned
----                                          ---------------          -----------          ------------         -----------
Phonz Investment, L.L.C.(3)                       7,375,000               47.3%               8,375,000             50.6%
Robert Kaplan(4)                                  7,375,000               47.3%               8,375,000             50.6%
Michael Kaplan(5)                                 7,375,000               47.3%               8,375,000             50.6%
Harris Family Areawide, L.L.C.(6)                 5,641,238               36.8%
Brett Holdings Inc.(7)                            1,712,850               10.7%
J.F. Shea & Co.(8)                                  843,170                5.5%
Darryl P. Jacobs(9)                                      --                 *
Eric Rosenbloom                                          --                 *
All Directors and Officers as a group
(4 persons)(10)                                   7,375,000               47.3%               8,375,000            50.6%

*    Less than 1%

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2002 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2) As of March 31, 2002, there were 20,000 shares of 8% Cumulative Redeemable Preferred Stock outstanding with an aggregate face value of $2,000,000 convertible into common stock at a conversion price of $2.00.

(3) Includes warrant to purchase 250,000 shares of Common Stock at an exercise price of

     $0.10 per share. Phonz Investment, L.L.C. is a Delaware limited liability company. Its address is 6840 West Touhy Avenue, Niles, Illinois, 60704. Phonz is controlled by the family of Michael and Robert Kaplan. Robert Kaplan acts as Manager of Phonz and therefore controls the voting of its shares of Common Stock.

(4) Robert Kaplan is deemed to beneficially own all of the shares of Phonz by virtue of his investment in Phonz Investment, L.L.C. and his right as Manager of Phonz to control the vote of the shares.

(5) Michael Kaplan is deemed to beneficially own all of the shares of Phonz by virtue of his investment in Phonz Investment, L.L.C. and his familial relationship with Robert Kaplan.

(6) Harris Family Areawide LLC is a Delaware limited liability company. It's address is 10800 Biscayne Boulevard 10th Floor, Miami, Florida 33161. Of the shares of Common Stock listed, Harris shares beneficial ownership of 843,170 shares with J.F. Shea & Co., and 419,689 shares with Commonwealth Associates, L.P., pursuant to proxies given to Harris by Shea and Commonwealth to vote such shares. Mel Harris is the controlling member of Harris. The shares of Shea are widely held.

(7) Includes options to purchase 650,000 shares of Common Stock at an exercise price of $0.10 per share. Brett Holdings Inc. is a Florida corporation whose address is 5700 N. Andrew Avenue, Suite 401, Ft. Lauderdale, Florida 33309. Elliot and Shelly Loewenstern are the sole stockholders and directors of Brett Holdings, Inc. Accordingly, they may be deemed to beneficially own the Common Stock owned by Brett Holdings, Inc. since they share voting and dispositive powers over such shares.

(8) The address of J.F. Shea & Co. is 655 Brea Canyon Road, Walnut, California 91789. Shea shares beneficial ownership of the shares listed with Harris pursuant to a proxy granted by Shea to Harris to vote such shares.

(9) Darryl Jacobs holds a two percent interest in Phonz Investment, L.L.C. but does not exercise control over the shares held by Phonz.

(10) Includes shares owned by Phonz since Robert Kaplan exercises control over the shares held by Phonz

         The table below sets forth certain information as of March 31, 2002 regarding the beneficial ownership of our 8% Cumulative Redeemable Preferred Stock by (A) each person known by us to own beneficially more than five percent of our Common Stock, (B) our directors, (C) each of the "Named Executive Officers" (as defined in "Executive Compensation-Summary Compensation Table"), and (D) all executive officers and directors as a group (4 persons). As of March 31, 2002, there were 20,000 shares of 8% Cumulative Redeemable Preferred Stock outstanding. Unless otherwise indicated, the address of each person named in the table below is c/o Areawide Cellular, Inc., 1615 Barclay Boulevard, Buffalo Grove, Illinois 60089.

                                         Number of        Percent of Outstanding
Name                                   Shares Owned(1)    Preferred Stock Owned
----                                   ---------------    ----------------------
Phonz Investment, L.L.C.                    20000                 100%
Robert Kaplan(2)                            20000                 100%
Michael Kaplan(3)                           20000                 100%
Darryl P. Jacobs(4)                            --                  *
Eric Rosenbloom                                --                  *
All Directors and Officers
  as a group (4 persons)                    20000                 100%

*    Less than 1%

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of the date shown above.

(2) Robert Kaplan is deemed to beneficially own all of the shares of Phonz by virtue of his investment in Phonz Investment, L.L.C. and his right as Manager of Phonz to control the vote of the shares.

(3) Michael Kaplan is deemed to beneficially own all of the shares of Phonz by virtue of his investment in Phonz Investment, L.L.C. and his familial relationship with Robert Kaplan.

(4) Darryl Jacobs holds a two percent interest in Phonz Investment, L.L.C. but does not exercise control over the shares held by Phonz.

The holders of the 8% Cumulative Preferred Stock are not entitled to vote.
     However, for as long as any such preferred stock remains issued and outstanding, holders of a majority of the issued and outstanding shares of such preferred stock shall have the right, voting separately as a class, to elect a member of the Board of Directors

Item 11. Executive Compensation

Director Compensation

         At present, we do not pay any fees to our directors for their services as directors. We will reimburse our directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

Summary Compensation Table

         The following summary compensation table sets forth the aggregate compensation paid to or earned by the Co-Presidents and Co-Chief Executive Officers and the four most highly compensated executive officers of our company (other than the President and Chief Executive Officer) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2001.

                                                               Annual Compensation
                                              ---------------------------------------------------
Name and Principal Position                   Fiscal Year           Salary ($)          Bonus ($)
---------------------------                   -----------           ----------          ---------
Michael Kaplan(1)                                2001                160,000               --
Co-President and Co-Chief Executive              2000                 40,000
   Officer

Robert Kaplan (2)                                2001                160,000               --
Co-President and Co-Chief Executive              2000                 40,000
   Officer

Fred Hirt(3)                                     2001                                      --
   President and Chief Executive Officer         2000               $153,227

Darryl P. Jacobs(4)                              2001               $190,521               --
   Executive Vice President, Secretary           2000               $151,250
   and General Counsel

Steven J. Zabel(5)                               2001                $68,718               --
   Chief Financial Officer and Treasurer         2000               $133,350

Eric P. Rosenbloom(6)                            2001                $72,317               --
   Chief Financial Officer and Treasurer         2000

(1) On September 16, 2000, we appointed Michael Kaplan as our new Co-President and new Co-Chief Executive Officer. He is currently being paid an annual salary of $160,000.

(2) On September 16, 2000, we appointed Robert Kaplan as our new Co-President and new Co-Chief Executive Officer. He is currently being paid an annual salary of $160,000.

(3)  Mr. Hirt resigned as President and Chief Executive Officer in September
     2000.

(4) We appointed Mr. Jacobs as our Secretary and General Counsel of our company in November 1998 and Executive Vice President in September 2000. He is currently being paid an annual salary of $190,000.

(5) Mr. Zabel resigned as our Treasurer and Chief Financial Officer on April 27, 2001.

(6) We appointed Mr. Rosenbloom as our Treasurer and Chief Financial Officer on April 30, 2001. He is currently being paid an annual salary of $115,000.

Employment Agreements

         Mr. Jacobs and Mr. Rosenbloom have entered into at-will employment letters with our company. Mr. Jacobs' at-will employment letter, dated November 19, 1998, provides for his employment as our Secretary and General Counsel with an initial annual base salary of $150,000. Upon termination of his employment for reasons other than death, disability or for cause, Mr. Jacobs will be entitled to receive his salary for the following 135 days. In addition, upon termination of his employment as a result of the sale of substantially all of our assets, Mr. Jacobs will be entitled to receive his salary for a period of 12 months. We have entered into an at-will employment letter with Eric Rosenbloom, our new Treasurer and Chief Financial Officer. Mr. Rosenbloom's at-will employment letter, dated April 25, 2001, provides for his employment as our Chief Financial Officer with an annual base salary of $115,000. Upon termination of his employment for reasons other than death, disability or for cause, Mr. Rosenbloom will be entitled to receive his salary for 90 days.

Item 12. Certain Relationships and Related Transactions

         On September 14, 2000, Phonz acquired the Harris Debt and the outstanding balance of the Foothill Debt of $9,000,000. In addition, Phonz advanced to us $450,000 in additional funds, leaving us with an aggregate indebtedness to Phonz of $11,450,000. In addition to the Phonz Debt, Phonz acquired $2 million of SourceOne LLC's indebtedness to Foothill and LaSalle together with all rights under our Guaranty of SourceOne LLC's indebtedness. In connection therewith, we issued 20,000 shares of our 8% Cumulative Redeemable Preferred Stock with an aggregate face amount of $2,000,000 to Phonz to satisfy our obligations under the SourceOne Guaranty.

Item 13. Exhibits

Exhibit No.     Description                                                          Page Number
-----------     -----------                                                          -----------
        2.1     Merger Agreement between Areawide Cellular, Inc., a Florida
                Corporation and Areawide Cellular, Inc., a Delaware Corporation
                dated April 10, 2002

        3.1     Certificate of Incorporation of Areawide Cellular, Inc.

        3.2     By-Laws of Areawide Cellular, Inc.

        10.1 Authorized Sales and Service Agreement dated October 1, 1997, between Southwestern Bell Mobile Systems, Inc. d/b/a
                Southwestern Bell Mobile(R)-Chicago and Areawide Cellular, Inc.
                Incorporated by Reference to our Exhibit 10.1 to our Amendment 4 to Form 10-SB filed on April 2, 2002*

        10.2    Amendment No. 1 to Authorized Sales and Service Agreement dated
                October 1, 1997, between Southwestern Bell Mobile Systems, Inc.
                d/b/a Southwestern Bell Mobile(R)-Chicago and Areawide Cellular,
                Inc. Incorporated by Reference to our Exhibit 10.2 to our Amendment 4 to Form 10-SB filed on April 2, 2002*

        10.3    Loan Agreement dated October 20, 1998 between Foothill Capital
                Corporation and LaSalle National Bank, as lenders, and Areawide
                Cellular, L.L.C., as borrower. Incorporated by Reference to our
                Exhibit 10.3 to our Form 10-SB filed on May 15, 2001

        10.4    Amendment No. 1 to Loan Agreement dated October 20, 1998 between
                Foothill Capital Corporation and LaSalle National Bank, as lenders, and Areawide Cellular, L.L.C., as borrower.
                Incorporated by Reference to our Exhibit 10.4 to our Form 10-SB filed on May 15, 2001

        10.5    Loan Agreement dated October 20, 1998 between Harris Family
                Areawide L.L.C. and Areawide Cellular, L.L.C. Incorporated by
                Reference to our Exhibit 10.5 to our Form 10-SB filed on May 15,
                2001

        10.6    Guaranty of Indebtedness of SourceOne Wireless, Inc.
                Incorporated by Reference to our Exhibit 10.6 to our Form 10-SB filed on May 15, 2001

        10.7    Amendment No. 1 to Guaranty of Indebtedness of SourceOne
                Wireless, Inc. Incorporated by Reference to our Exhibit 10.7 to our Form 10-SB filed on May 15, 2001

        10.8    Amendment No. 2 to Guaranty of Indebtedness of SourceOne
                Wireless, Inc. Incorporated by Reference to our Exhibit 10.8 to our Form 10-SB filed on May 15, 2001

        10.9    Lease with Arthur J. Rogers and Company for 1615 Barclay
                Boulevard, Buffalo Grove, Illinois. Incorporated by Reference to our Exhibit 10.9 to our Form 10-SB filed on May 15, 2001

        10.10 Modification and Extension Agreement dated September 14, 2000 between Phonz Investment, L.L.C. and Areawide Cellular, L.L.C.
                relating to Loan Agreement referenced in Exhibit 10.3.
                Incorporated by Reference to our Exhibit 10.10 to our Form 10-SB filed on May 15, 2001

        10.11 Modification and Extension Agreement dated September 14, 2000 between Phonz Investment, L.L.C. and Areawide Cellular, L.L.C.
                relating to Loan Agreement referenced in Exhibit 10.5.
                Incorporated by Reference to our Exhibit 10.11 to our Form 10-SB filed on May 15, 2001

        10.12   Authorized Agency Agreement dated March 22, 2000, by and between
                Cingular Wireless, L.L.C. and Areawide Cellular, L.L.C.
                Incorporated by Reference to our Exhibit 10.14 to our Amendment
                4 to Form 10-SB filed on April 2, 2002*

        10.13   Areawide Stock Option Plan

        21.1    Subsidiaries of Areawide

* Areawide has filed a request for confidential treatment of portions of these Exhibits.

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES



FINANCIAL STATEMENTS



DECEMBER 31, 2001 AND 2000

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                            Page


INDEPENDENT AUDITORS' REPORT                                                F -1


FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                         F -2

        Consolidated Statements of Operations                               F -3

        Consolidated Statements of Stockholders' Equity (Deficit)           F -4

        Consolidated Statements of Cash Flows                               F -5

        Notes to the Consolidated Financial Statements                F-6 - F-14

INDEPENDENT AUDITORS' REPORT



Board of Directors of Areawide Cellular, Inc.

We have audited the accompanying consolidated balance sheets of Areawide Cellular, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Areawide Cellular, Inc. and Subsidiaries to continue as a going concern at December 31, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ALTSCHULER, MELVOIN AND GLASSER LLP





Chicago, Illinois
February 18, 2002

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                   2001             2000
                                                               ------------     ------------
ASSETS

Current assets
    Cash                                                       $    389,624     $    655,852
    Accounts receivable, net of allowances of approximately
      $139,000 and $55,000, respectively                          1,364,422        2,031,183
    Inventory                                                       813,263        1,592,577
    Prepaid expenses and other current assets                       179,071           16,059
                                                               ------------     ------------
                                                                  2,746,380        4,295,671
                                                               ------------     ------------
Property and equipment, net of accumulated depreciation and
  amortization of $835,799 and $575,959, respectively               522,325          648,986
                                                               ------------     ------------
Intangible assets, net of accumulated amortization of
  $1,487,176 and $1,128,301, respectively                         9,279,073        9,637,948

Other assets                                                        118,697          109,779
                                                               ------------     ------------
                                                                  9,397,770        9,747,727
                                                               ------------     ------------

                                                               $ 12,666,475     $ 14,692,384
                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                           $  2,618,162     $  1,917,620
    Accrued expenses                                                473,838          848,077
    Current portion of long-term debt                             1,026,846          600,000
    Deferred revenue                                                546,338          336,970
                                                               ------------     ------------
                                                                  4,665,184        3,702,667
                                                               ------------     ------------
Long-term liabilities
    Long-term debt                                               10,700,000       10,700,000
    Non-current portion of deferred revenue                          68,690           56,700
                                                               ------------     ------------
                                                                 10,768,690       10,756,700
                                                               ------------     ------------
Preferred stock, $.001 par value; 1,000,000 shares
  authorized, 20,000 redeemable shares issued and
  outstanding stated at redemption value                          2,108,363        2,000,000
                                                               ------------     ------------
Stockholders' equity (deficit)
    Common stock, voting; $.001 par value; 100,000,000
      shares authorized; 15,328,681 shares issued and
      outstanding                                                    15,329           15,329
    Additional paid-in capital                                      617,806          706,169
    Accumulated deficit                                          (5,508,897)      (2,488,481)
                                                               ------------     ------------
                                                                 (4,875,762)      (1,766,983)
                                                               ------------     ------------

                                                               $ 12,666,475     $ 14,692,384
                                                               ============     ============


--------------------------------------------------------------------------------
See accompanying notes.                F-2

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                               2001             2000
                                                           ------------     ------------
Revenue
    Service revenue                                        $  5,062,011     $  5,044,344
    Product sales                                             5,320,491        5,064,702
    Activation commissions                                    9,345,984       11,135,052
                                                           ------------     ------------
                                                             19,728,486       21,244,098
                                                           ------------     ------------

Operating expenses
    Cost of products sold                                    10,304,008        9,571,051
    Compensation expense                                      6,208,958        5,447,289
    Selling and marketing                                     2,403,975        1,982,397
    General and administrative                                1,994,260        1,486,853
    Depreciation and amortization                               618,714          832,328
                                                           ------------     ------------
                                                             21,529,915       19,319,918
                                                           ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                (1,801,429)       1,924,180
                                                           ------------     ------------

Other expense (income)
    Interest expense                                          1,423,987        1,527,060
    Other                                                      (205,000)         130,000
                                                           ------------     ------------
                                                              1,218,987        1,657,060
                                                           ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                            (3,020,416)         267,120
                                                           ------------     ------------
Income tax expense (benefit)

NET INCOME (LOSS)                                            (3,020,416)         267,120

Less cumulative preferred stock dividends                       108,363
                                                           ------------     ------------

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS             $ (3,128,779)    $    267,120
                                                           ============     ============

Earnings (loss) per share
    Basic                                                  $      (0.20)    $       0.02
                                                           ============     ============
    Diluted                                                $      (0.20)    $       0.02
                                                           ============     ============

Weighted average number of common shares outstanding
    Basic                                                    15,328,681       15,328,681
    Common stock equivalents resulting from warrant and
      options                                                                     91,213
                                                           ------------     ------------

    Diluted                                                  15,328,681       15,419,894
                                                           ============     ============


--------------------------------------------------------------------------------
See accompanying notes.                F-3

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                      Total
                                          Common Stock            Additional       Retained        Stockholders'
                                 ----------------------------      Paid-In         Earnings           Equity
                                    Shares          Amount         Capital         (Deficit)         (Deficit)
                                 ------------    ------------    ------------     ------------     ------------
Balance, January 1, 2000           15,328,681    $     15,329    $    576,169     $ (2,755,601)    $ (2,164,103)

Issuance of warrant upon
  settlement of dispute                                               130,000                           130,000
Net income                                                                             267,120          267,120
                                 ------------    ------------    ------------     ------------     ------------

Balance, December 31, 2000         15,328,681          15,329         706,169       (2,488,481)      (1,766,983)

Accretion of value of warrant                                          20,000                            20,000
Cumulative preferred stock
  dividends in arrears                                               (108,363)                         (108,363)
Net loss                                                                            (3,020,416)      (3,020,416)
                                 ------------    ------------    ------------     ------------     ------------

Balance, December 31, 2001         15,328,681    $     15,329    $    617,806     $ (5,508,897)    $ (4,875,762)
                                   ==========    ============    ============     ============     ============


--------------------------------------------------------------------------------
See accompanying notes.                F-4

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                               2001             2000
                                                           ------------     ------------
OPERATING ACTIVITIES
    Net income (loss)                                      $ (3,020,416)    $    267,120
    Depreciation and amortization                               618,714          832,328
    Provision for inventory obsolescence                        155,000
    Provision for bad debts                                     137,500          (21,748)
    Settlement of dispute by issuance of warrant                                 130,000
    Accretion of warrant                                         20,000
    Changes in
        Accounts receivable                                     529,986         (401,564)
        Inventory                                               624,314         (528,213)
        Prepaid expenses and other current assets              (163,013)          (4,133)
        Other assets                                             (8,918)          19,704
        Accounts payable                                        700,542          701,776
        Accrued expenses                                       (274,961)         (33,453)
        Deferred revenue                                        121,358         (156,330)
                                                           ------------     ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (559,894)         805,487
                                                           ------------     ------------
INVESTING ACTIVITIES
    Purchases of property and equipment                        (133,180)        (263,811)
                                                           ------------     ------------
    NET CASH USED IN INVESTING ACTIVITIES                      (133,180)        (263,811)
                                                           ------------     ------------
FINANCING ACTIVITIES
    Repayment of long-term debt                                (600,000)        (500,000)
    Proceeds from long-term debt                              1,026,846          450,000
    Payment of financing costs                                                  (179,406)
                                                           ------------     ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         426,846         (229,406)
                                                           ------------     ------------

INCREASE (DECREASE) IN CASH                                    (266,228)         312,270

CASH
    Beginning of year                                           655,852          343,582
                                                           ------------     ------------
    END OF YEAR                                            $    389,624     $    655,852
                                                           ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                          $  1,276,318     $  1,721,787
                                                           ============     ============


--------------------------------------------------------------------------------
See accompanying notes.                F-5

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 1    NATURE OF ACTIVITIES

Areawide Cellular, Inc., a Delaware corporation and its wholly owned subsidiaries, Areawide Cellular, L.L.C., a Delaware limited liability company formerly known as SourceOne Wireless I, L.L.C., and Areawide Cellular, L.L.C., a Wisconsin limited liability company formed during 2000 (collectively the "Company") is an independent specialty retailer of cellular and wireless products, services and accessories in the Chicago, Illinois, and beginning in 2001, Jacksonville, Florida metropolitan areas. During 2001, the Company changed the domicile of Areawide Cellular, Inc. from Florida to Delaware through the merger of Areawide Cellular, Inc., the Florida corporation, into Areawide Cellular, Inc., a Delaware corporation. The Company acts as an agent for certain subsidiaries of Cingular Wireless, LLC (d/b/a Cingular formerly d/b/a CellularOne and Ameritech Cellular - collectively "Cingular"). The Company also installs cellular telephones and anti-theft deterrent devices in vehicles. The Company's stores are located predominantly in shopping centers or near major shopping areas and offer one-stop shopping for consumers seeking to purchase cellular, paging and other wireless products, services and related accessories. As of December 31, 2001 and 2000, respectively, the Company operated 43 stores and 36 stores.

The Company generates revenue from (1) retail equipment sales of cellular and wireless products, (2) activation commissions paid by Cingular for initial customer subscription to a service plan and (3) residual commission payments from Cingular which are based on a percentage of the customer's monthly charges. The activation commissions the Company receives under the Cingular agreement are subject to change upon 30 days notice from Cingular; however, the Cingular agreement is non-cancellable until 2003 at the earliest. Approximately 64 percent and 67 percent of the Company's revenue for the years ended December 31, 2001 and 2000, respectively, are a result of the Company's dealership agreement with Cingular and amounts due from Cingular represented 91 percent and 92 percent of accounts receivable as of December 31, 2001 and 2000, respectively. In addition to its cellular telephone business, the Company buys blocks of paging air time from paging carriers at a substantial discount and resells paging services to retail customers.

The Company has historically experienced, and the Company expects to continue to experience, seasonal fluctuations in revenue with a larger percentage of revenue typically being realized in the fourth quarter during the holiday season. In addition, the Company's results during any period can be significantly affected by the timing of store openings and the acquisitions and integration of newly opened and acquired stores into the Company's operations, as well as significant changes in economic conditions. Comparable store sales can also fluctuate significantly from period to period as a result of a variety of other factors including the timing of periodic promotions sponsored by carriers, the introduction of new wireless equipment and the acquisition of large corporate accounts.

Substantially all Company purchases of new cellular phones are made directly from Cingular. Amounts due to Cingular represent 79 percent and 73 percent of accounts payable at December 31, 2001 and 2000, respectively.


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is as follows:

    BASIS OF PRESENTATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.


--------------------------------------------------------------------------------
                                       F-6

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    USE OF ESTIMATES--The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

    SEGMENTS--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established annual reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are within one reportable segment operating in the United States.

    REVENUE RECOGNITION--During the year ended December 31, 2000, the Company adopted, with no impact on its consolidated financial position or results of operations, Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," and recognizes revenue once the following four criteria have been met: (1) persuasive evidence of an arrangement exists,
    (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable and (4) collectibility is reasonably assured. More specifically, the Company recognizes revenues as follows:

        Service Revenue--The Company generally receives monthly service income from Cingular based on a percentage of actual phone usage by subscribers. Revenue from service income is recognized as the cellular service is provided.

        Product Sales--Revenue from retail product sales is recognized upon delivery of such equipment to the customer.

        Activation Commissions--Activation commissions are recognized at the time of sale to the customer at Cingular's rates in effect at the time of sale. New subscription activation commissions are fully refundable if the subscriber cancels service within a certain minimum period of continuous active service. Customers generally sign a service agreement that requires a customer deposit which is forfeited in case of early cancellation. At December 31, 2001 and 2000, the Company's allowance for accounts receivable includes an amount for estimated cancellation losses, net of deposit forfeitures, which is reflective of the historical cancellation experience.

        Deferred Revenue--Revenue from prepaid pager service is deferred and recognized over the period service is provided. Revenue from extended warranty contracts is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

    INVENTORY--Inventories consist of cellular telephone equipment and accessories as well as pagers and automobile anti-theft deterrent devices held for resale. Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method. At December 31, 2001, the Company has provided a $155,000 allowance for obsolete and slow-moving inventory based on management's knowledge of the industry and its estimate of net realizable value.


--------------------------------------------------------------------------------
                                       F-7

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed under the straight-line method over the estimated useful lives of the assets. For income tax reporting purposes, depreciation is computed under accelerated methods, as permitted under the Internal Revenue Code.

    GOODWILL--Goodwill represents the excess of cost over the fair value of net assets of acquired businesses and is being amortized on a straight-line basis over a period of thirty years. Accumulated amortization amounted to $1,487,176 and $1,128,301 at December 31, 2001 and 2000, respectively.

    DEFERRED FINANCING COSTS--Costs incurred in connection with obtaining financing are amortized over the term of the related debt. Such costs were fully amortized and written off as of December 31, 2000.

    IMPAIRMENT OF LONG-LIVED ASSETS--Facts and circumstances during 2001 indicated that the cost of long-term assets, including the related goodwill, may be impaired. An evaluation of recoverability, using estimated future undiscounted cash flows associated with the long-term assets, including the related goodwill, was compared to the assets' carrying value to determine whether or not a write-down for impairment is required. During 2001, the Company determined that the fair value of its long-term assets, including the related goodwill, exceeded the carrying amount of the long-term assets including the related goodwill. Accordingly, no impairment writedown was recognized.

    INCOME TAXES--Deferred income taxes are provided for temporary differences between financial and income tax basis of assets and liabilities (Note 6).

    ADVERTISING AND PROMOTION--All costs associated with advertising and promotion are charged to operations as incurred. Such expenses are included in selling and marketing expenses in the statement of operations and amounted to $209,341 and $385,258 for the years ended December 31, 2001 and 2000, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Management believes the fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Management believes the fair value of the long-term debt at December 31, 2001 is $1,657,000 less than its carrying value. Management has estimated the fair value by discounting expected cash flows using an interest rate that management believes is approximately equal to the interest rate available for similar debt.

    RECENT PRONOUNCEMENTS--In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. Effective January 1, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.


--------------------------------------------------------------------------------
                                       F-8

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective January 1, 2003. The Company has not determined the effect of adopting SFAS 143 on results of operations or financial position.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

    EARNINGS (LOSS) PER SHARE--The Company computes earnings (loss) per share under Financial Accounting Standard (FAS) No. 128, "Earnings per Share." Under FAS 128, "Basic Earnings per Share" is computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding during the period. In arriving at net income (loss) available to common stockholders, cumulative preferred dividends of $108,363, calculated at 8% per annum commencing on May 1, 2001, are added to the reported net loss. "Diluted Earnings (Loss) per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the year ended December 31, 2001, diluted loss per share is identical to basic loss per share because options and warrants are antidilutive when net losses are reported.


NOTE 3    CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk on cash.


--------------------------------------------------------------------------------
                                       F-9

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 consist of:

                                                                     Estimated
                                          2001           2000       Useful Lives
                                      -----------    -----------    ------------

      Leasehold improvements          $   774,970    $   743,438          5
      Furniture and fixtures              271,925        218,852         10
      Computer equipment                  281,526        232,952          3
      Automobile                           29,703         29,703          3
                                      -----------    -----------
                                        1,358,124      1,224,945
      Accumulated depreciation and
       amortization                      (835,799)      (575,959)
                                      -----------    -----------

                                      $   522,325    $   648,986
                                      ===========    ============

Depreciation expense amounted to $259,839 and $218,653 for years ended December 31, 2001 and 2000, respectively.


NOTE 5    LONG-TERM DEBT

On September 14, 2000, Phonz Investment, LLC ("Phonz") acquired 7,000,000 shares of the Company's common stock owned by Harris Family Areawide, LLC ("Harris") (approximately 45.7 percent of the outstanding common stock) and an option to acquire 1,000,000 additional shares from Harris for a period of eighteen months. At the same time, Phonz acquired the outstanding balances due to Harris and to Foothill Capital Corporation and advanced the Company $450,000 in additional funds leaving the Company with an aggregate indebtedness of $11,450,000 (the "Phonz Debt"), which is secured by substantially all of the assets of the Company. In connection therewith, the Company entered into modification and extension agreements with Phonz which provide for the Company to make monthly payments of $50,000 plus interest, at the rate equal to the sum of Albany Bank & Trust Co., N.A.'s ("Albany Bank") base rate plus 4 percent (8.75 and 13.5 percent at December 31, 2001 and 2000, respectively), and extended the maturity date of the Phonz Debt to September 13, 2003. The maturity of $2,000,000 of the balance may be accelerated to an earlier date if and when Harris owns less than 500,000 shares of the Company's common stock.

As of December 31, 2001 and 2000, the long-term debt balance totaled $11,726,846 and $11,300,000, respectively. During 2001, the Company defaulted on the loan and, as a result, additional interest at the rate equal to the sum of Albany Bank's base rate plus 10% has been charged to the Company. The current portion of $1,026,846 at December 31, 2001 reflects the principal portion to be paid in the subsequent year, including the principal payments in default as of December 31, 2001, and the additional default interest calculated. At December 31, 2000, the current portion of $600,000 reflects the principal portion to be paid in the subsequent year based on the provisions of the Phonz Debt. The debt matures on September 13, 2003, at which time all unpaid principal and interest are due.


--------------------------------------------------------------------------------
                                       F-10

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 5    LONG-TERM DEBT, CONTINUED

The Company charged $1,432,971 and $463,875 to interest expense related to the Phonz Debt during 2001 and 2000, respectively. During 2000, the Company charged $171,333 to interest expense related to the Harris loan.

In addition to the Phonz Debt, Phonz acquired $2,000,000 of indebtedness guaranteed by the Company. The Company recorded the guarantee as a liability in 1999 and in 2000 issued 20,000 shares of its Redeemable Preferred Stock (Note 8) in satisfaction of this liability.

In connection with the Phonz refinancing, the Company has guaranteed the outstanding loan balances due from Phonz to Albany Bank. Management was informed that the outstanding balances due from Phonz to Albany Bank aggregated approximately $2,320,923 and $2,372,000 as of December 31, 2001 and 2000,
respectively.


NOTE 6    INCOME TAXES

A reconciliation of the provision for income taxes on net income (loss) and the amount computed by applying the federal income tax rate to income (loss) before income tax expense is as follows:

                                                   2001            2000
                                               -----------     -----------

      Computed income tax expense (benefit)
       at federal statutory rate               $(1,027,000)    $    91,000
      State income taxes                          (181,000)         21,000
      Amortization of intangible assets            (32,000)        (30,000)
      Difference in basis of assets sold            42,000
      Adjustment to net operating loss
       carryforward                                179,000
      (Decrease) increase in valuation
       allowance for deferred taxes              1,019,000         (82,000)
                                               -----------     -----------

                                               $         0     $         0
                                               ===========     ===========


Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The Company's net deferred income tax asset consisted of the following:


--------------------------------------------------------------------------------
                                       F-11

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 6    INCOME TAXES, CONTINUED

                                                    2001            2000
                                                -----------     -----------

         Gross deferred tax asset
            Net operating loss carryforwards    $ 1,584,000     $   530,000
            Deferred revenue                        246,000         157,000
            Depreciation and amortization of
              property and equipment                 90,000
            Other                                     1,000          41,000
                                                -----------     -----------
                                                  1,921,000         728,000
            Valuation allowance                  (1,366,000)       (347,000)
                                                -----------     -----------
            Net deferred tax asset                  555,000         381,000

         Gross deferred tax liabilities
            Amortization of intangibles            (555,000)       (361,000)
            Depreciation and amortization of
              property and equipment                                (20,000)
                                                -----------     -----------

         Net deferred tax asset (liability)     $         0     $         0
                                                ===========     ===========

At December 31, 2001, the Company has available for tax reporting purposes approximately $3,960,000 of net operating loss carryforwards expiring in varying amounts through 2021.


NOTE 7    EMPLOYEE BENEFIT PLANS

    401(k) PLAN--The Company maintains a 401(k) employee savings plan covering all employees who meet certain eligibility requirements as defined by the plan. Eligible employees can contribute up to 15 percent of their gross wages, not to exceed the Internal Revenue Service limit, and are fully vested in these contributions immediately. The plan provides for employer matching contributions of one half of employee voluntary contributions up to 4 percent of gross wages. Participants vest in employer contributions over a five-year period. Company matching contributions to the plan amounted to $19,017 and $23,807 for the years ended December 31, 2001 and 2000, respectively.

    STOCK OPTION PLAN--Effective August 1, 2001, the stockholders approved and adopted the Areawide Cellular, Inc. Stock Option Plan (the "Plan"). The Plan is intended to encourage ownership of shares by key employees and key non-employees, as defined in the Plan, in order to attract and retain such key employees or to attract key non-employees to provide services to the Company. Under the Plan, the Company made available for issuance 1,700,000 shares of its authorized and unissued common stock. The Board of directors has established a committee which may at any time grant one or more options to key employees or non-employees. As of December 31, 2001, no options had been issued under this Plan.


--------------------------------------------------------------------------------
                                       F-12

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 8    REDEEMABLE PREFERRED STOCK

The Company issued 20,000 shares of its 8% Cumulative Redeemable Preferred Stock ("Preferred Stock") with an aggregate liquidation value of $2,000,000 to Phonz to satisfy the Company's obligation under its guaranty (Note 5). These shares are convertible to common stock at the rate of $2 per share any time prior to September 13, 2003 and at the lesser of $2 per share or the fair market value of the common stock if converted after September 13, 2003. If the Preferred Stock is not converted to common stock, the Company is required to redeem the Preferred Stock with legally available funds, at the earlier of the satisfaction of certain events or September 14, 2003, for $2,000,000 plus any cummulative unpaid dividends. Cumulative preferred dividends are calculated at 8% per annum on the liquidation value of the stock (as defined) commencing on May 1, 2001. At December 31, 2001, cumulative preferred dividends in arrears were $108,363.


NOTE 9    COMMITMENTS AND CONTINGENCIES

On February 24, 1999, the Company was named as a defendant in an action filed by a stockholder in the Circuit Court of Miami-Dade County, Florida regarding the Company's obligation to register certain shares of its common stock with the Securities and Exchange Commission. On June 20, 2000, the dispute was settled whereby the Company issued a warrant to the stockholder to purchase up to 250,000 shares of the Company's common stock at $0.10 per share and gave the stockholder the right, beginning on March 20, 2001, to put to the Company all of his holdings of the Company's common stock and the warrant for the sum of $175,000. During 2001 and 2000, the Company recognized expense of $20,000 and $130,000 relating to the settlement of this dispute. On March 20, 2001, Phonz acquired all of the stock and the warrant from the stockholder.

As of December 31, 2001, there were options outstanding to purchase 1,250,000 shares (650,000 with an exercise price of $0.10 per share, expiring August 15, 2003, and 600,000 with an exercise price of $0.80 per share, expiring August 15,
2003) of the Company's common stock outstanding. These options, along with common shares, were purchased by a third party in 1996.

The Company leases retail stores under noncancellable lease agreements that expire at various dates. The Company also leases office and warehouse space for its executive offices and distribution facility in Buffalo Grove, Illinois. The lease commenced on October 1, 1999 and expires on November 30, 2004. For a majority of the leases, the Company is responsible for its proportionate share of real estate taxes and operating expenses. Future minimum lease payments are as follows:

               2002                                    $   1,409,323
               2003                                        1,209,546
               2004                                        1,034,669
               2005                                          703,385
               2006                                          275,391
               Thereafter                                     20,974
                                                       -------------

                                                       $   4,653,288
                                                       =============

Rent expense under all lease agreements amounted to $1,841,352 and $1,499,607 for the years ended December 31, 2001 and 2000, respectively.


--------------------------------------------------------------------------------
                                       F-13

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 10   GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the continuation of the Company as a going concern. During 2001, the Company sustained a substantial operating loss. At December 31, 2001, current liabilities exceed current assets by $1,918,804. In addition, during 2001, the Company was not able to meet its debt obligations and is in default of its loan agreement with Phonz. As a result, additional interest has been accrued on the payments in default and that interest, along with the payments in default, have been classified as current portion of long-term debt.

These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. In order to meets its financing requirements and return to profitability, the Company is taking the following actions: 1) during 2001, the Company closed all of its stores located in Wisconsin, which was not considered a profitable market for the Company; 2) during 2001, the Company expanded and entered a new market, opening several stores in Jacksonville, Florida; 3) the Company is reducing the amount of inventory on hand; 4) the Company does not have plans to expand into new markets but rather to focus on the existing stores and increase profits in these markets; 5) the Company is making efforts to reduce general and administrative expenses. These actions are expected to increase operating cash flow and profits. However, it is not possible to predict the success of management's efforts at this time.


--------------------------------------------------------------------------------
                                      F-14

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2002

                                 AREAWIDE CELLULAR, INC.


                                 By: /s/ Michael Kaplan
                                     ------------------
                                     Michael Kaplan
                                     Co-President and Co-Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.     Description                                                          Page Number
-----------     -----------                                                          -----------
        2.1     Merger Agreement between Areawide Cellular, Inc., a Florida
                Corporation and Areawide Cellular, Inc., a Delaware Corporation
                dated April 10, 2002

        3.1     Certificate of Incorporation of Areawide Cellular, Inc.

        3.2     By-Laws of Areawide Cellular, Inc.

        10.1 Authorized Sales and Service Agreement dated October 1, 1997, between Southwestern Bell Mobile Systems, Inc. d/b/a
                Southwestern Bell Mobile(R)-Chicago and Areawide Cellular, Inc.
                Incorporated by Reference to our Exhibit 10.1 to our Amendment 4 to Form 10-SB filed on April 2, 2002*

        10.2    Amendment No. 1 to Authorized Sales and Service Agreement dated
                October 1, 1997, between Southwestern Bell Mobile Systems, Inc.
                d/b/a Southwestern Bell Mobile(R)-Chicago and Areawide Cellular,
                Inc. Incorporated by Reference to our Exhibit 10.2 to our Amendment 4 to Form 10-SB filed on April 2, 2002*

        10.3    Loan Agreement dated October 20, 1998 between Foothill Capital
                Corporation and LaSalle National Bank, as lenders, and Areawide
                Cellular, L.L.C., as borrower. Incorporated by Reference to our
                Exhibit 10.3 to our Form 10-SB filed on May 15, 2001

        10.4    Amendment No. 1 to Loan Agreement dated October 20, 1998 between
                Foothill Capital Corporation and LaSalle National Bank, as lenders, and Areawide Cellular, L.L.C., as borrower.
                Incorporated by Reference to our Exhibit 10.4 to our Form 10-SB filed on May 15, 2001

        10.5    Loan Agreement dated October 20, 1998 between Harris Family
                Areawide L.L.C. and Areawide Cellular, L.L.C. Incorporated by
                Reference to our Exhibit 10.5 to our Form 10-SB filed on May 15,
                2001

        10.6    Guaranty of Indebtedness of SourceOne Wireless, Inc.
                Incorporated by Reference to our Exhibit 10.6 to our Form 10-SB filed on May 15, 2001

        10.7    Amendment No. 1 to Guaranty of Indebtedness of SourceOne
                Wireless, Inc. Incorporated by Reference to our Exhibit 10.7 to our Form 10-SB filed on May 15, 2001

        10.8    Amendment No. 2 to Guaranty of Indebtedness of SourceOne
                Wireless, Inc. Incorporated by Reference to our Exhibit 10.8 to our Form 10-SB filed on May 15, 2001

        10.9    Lease with Arthur J. Rogers and Company for 1615 Barclay
                Boulevard, Buffalo Grove, Illinois. Incorporated by Reference to our Exhibit 10.9 to our Form 10-SB filed on May 15, 2001

        10.10 Modification and Extension Agreement dated September 14, 2000 between Phonz Investment, L.L.C. and Areawide Cellular, L.L.C.
                relating to Loan Agreement referenced in Exhibit 10.3.
                Incorporated by Reference to our Exhibit 10.10 to our Form 10-SB filed on May 15, 2001

        10.11 Modification and Extension Agreement dated September 14, 2000 between Phonz Investment, L.L.C. and Areawide Cellular, L.L.C.
                relating to Loan Agreement referenced in Exhibit 10.5.
                Incorporated by Reference to our Exhibit 10.11 to our Form 10-SB filed on May 15, 2001

        10.12   Authorized Agency Agreement dated March 22, 2000, by and between
                Cingular Wireless, L.L.C. and Areawide Cellular, L.L.C.
                Incorporated by Reference to our Exhibit 10.14 to our Amendment
                4 to Form 10-SB filed on April 2, 2002*

        10.13   Areawide Stock Option Plan

        21.1    Subsidiaries of Areawide

* Areawide has filed a request for confidential treatment of portions of these Exhibits.