Form 10QSB
period 2002-03-31
AREAWIDE CELLULAR INC
filed 2002-05-15
CIK 1092233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2002

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

15,328,681 shares of common stock as of May 14, 2002.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                    AREAWIDE CELLLULAR, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002

                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets dated March 31, 2002 and December 31, 2001

         Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                                          MARCH 31,      DECEMBER 31,
                                                                            2002             2001
                                                                        ------------     ------------
                                                                        (UNAUDITED)
ASSETS

Current assets
    Cash                                                                $    233,564     $    389,624
    Accounts receivable, net of allowances of approximately
      $162,000 and $139,000, respectively                                    504,071        1,364,422
    Inventory                                                                775,137          813,263
    Prepaid expenses and other current assets                                182,253          179,071
                                                                        ------------     ------------
                                                                           1,695,025        2,746,380
                                                                        ------------     ------------

Property and equipment, net of accumulated depreciation and
  amortization of $901,667 and $835,799, respectively                        478,728          522,325
                                                                        ------------     ------------

Intangible assets, net of accumulated amortization of $1,487,176 and
   $1,487,176, respectively                                                7,908,073        9,279,073

Other assets                                                                 116,202          118,697
                                                                        ------------     ------------
                                                                           8,024,275        9,397,770
                                                                        ------------     ------------

                                                                        $ 10,198,028     $ 12,666,475
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                                    $  2,327,749     $  2,618,162
    Accrued expenses                                                         370,293          473,838
    Current portion of long-term debt                                      1,429,850        1,026,846
    Deferred revenue                                                         577,316          546,338
                                                                        ------------     ------------
                                                                           4,705,208        4,665,184
                                                                        ------------     ------------

Long-term liabilities
    Long-term debt                                                        10,425,000       10,700,000
    Non-current portion of deferred revenue                                   68,690           68,690
                                                                        ------------     ------------
                                                                          10,493,690      10, 768,690
                                                                        ------------     ------------

Preferred stock, $.001 par value; 1,000,000 shares authorized,
  20,000 redeemable shares issued and outstanding stated at
  redemption value                                                         2,136,288        2,108,363
                                                                        ------------     ------------

Stockholders' equity (deficit)
    Common stock, voting; $.001 par value; 50,000,000 and
      100,000,000 shares authorized, respectively; 15,328,681
      shares issued and outstanding                                           15,329           15,329
    Additional paid-in capital                                               589,881          617,806
    Accumulated deficit                                                   (7,742,368)      (5,508,897)
                                                                        ------------     ------------
                                                                          (7,137,158)      (4,875,762)
                                                                        ------------     ------------

                                                                        $ 10,198,028     $ 12,666,475
                                                                        ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          2002              2001
                                                      ------------     ------------
                                                               (UNAUDITED)
Revenues
   Service revenue                                    $  1,070,407     $  1,290,852
   Activation commission revenue, net                    1,825,140        2,584,364
   Product revenue, net                                    862,784        1,359,246
                                                      ------------     ------------
                                                         3,758,331        5,234,462
                                                      ------------     ------------

Operating expenses
   Cost of products sold                                 1,990,988        2,465,738
   Compensation expense                                  1,230,325        1,642,157
   Selling and marketing                                   518,251          660,055
   General and administrative                              382,848          523,483
   Depreciation and amortization                            65,868          164,764
                                                      ------------     ------------
                                                         4,188,280        5,456,197
                                                      ------------     ------------

INCOME (LOSS) FROM OPERATIONS                             (429,949)        (221,735)
                                                      ------------     ------------

Other expense
   Interest expense                                        432,522          354,508
   Other                                                         0           20,000
                                                      ------------     ------------
                                                           432,522          374,508
                                                      ------------     ------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                               (862,471)        (596,243)

Income tax expense (benefit)                                     0                0
                                                      ------------     ------------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        (862,471)        (596,243)

Cumulative effect of accounting change                  (1,371,000)               0
                                                      ------------     ------------

NET INCOME (LOSS)                                     $ (2,233,471)    $   (596,243)

Preferred stock dividend in arrears                        (27,925)               0
                                                      ------------     ------------

INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                          $ (2,261,396)    $   (596,243)
                                                      ============     ============

Basic and diluted earnings (loss) per share
   Loss before change in accounting principle         $      (0.06)    $      (0.04)
   Change in accounting principle                     $      (0.09)    $          0
                                                      ------------     ------------
   Net loss                                           $      (0.15)    $      (0.04)
                                                      ============     ============

Weighted average number of common shares
   outstanding
   Basic                                                15,328,681       15,328,681
   Common stock equivalents resulting from warrant
   and options                                                   0                0
                                                      ------------     ------------
   Diluted                                              15,328,681       15,328,681
                                                      ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED MARCH 31,
                                                              2002              2001
                                                              ----              ----
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss)                                      $ (2,233,471)    $   (596,243)
   Depreciation and amortization                                65,868          164,764
   Provision for bad debts                                      22,500           22,500
   Accretion of value of warrant                                     0           20,000
   Cumulative effect of accounting change                    1,371,000                0
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                         837,351          111,596
   Inventory                                                    38,126          392,208
   Prepaid expenses and other current assets                    (3,182)        (144,469)
   Other assets                                                  2,495           (4,696)
   Accounts payable                                           (289,915)         (23,384)
   Accrued expenses                                           (103,545)          (9,564)
   Deferred revenue                                             30,978          (17,188)
                                                          ------------     ------------
   NET CASH USED IN OPERATING ACTIVITIES                      (261,795)         (84,476)
                                                          ------------     ------------
INVESTING ACTIVITIES
   Purchases of property and equipment                         (22,270)         (73,582)
                                                          ------------     ------------
   NET CASH USED IN INVESTING ACTIVITIES                       (22,270)         (73,582)
                                                          ------------     ------------
FINANCING ACTIVITIES
   Repayment of long-term debt                                (275,000)        (150,000)
   Proceeds from long-term debt                                403,005                0
                                                          ------------     ------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         128,005         (150,000)
                                                          ------------     ------------
DECREASE IN CASH                                              (156,060)        (308,058)

CASH
   Beginning of year                                           389,624          655,852
                                                          ------------     ------------
   End of period                                          $    233,564     $    347,794
                                                          ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          $    253,526     $    361,335
                                                          ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-QSB of item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. For additional disclosures, see the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of management of the Company, the interim condensed consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary for their fair presentation. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.


NOTE 2   PER-SHARE INFORMATION

The Company computes earnings per share under Financial Accounting Standard
(FAS) No. 128, "Earnings per Share." Under FAS 128, "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In arriving at net income
(loss) available to common stockholders, preferred dividends are deducted from the reported net income (loss). "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the three months ended March 31, 2002, diluted earnings per share are identical to basic earnings per share because options, warrants and convertible preferred stock, equivalent to 2,500,000 shares, are antidilutive when net losses are reported.


NOTE 3   RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. Upon adoption of SFAS 142 in the first quarter of 2002, Areawide recorded a one-time, noncash charge of $1,371,000 to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3   RECENTLY ADOPTED ACCOUNTING STANDARDS, CONTINUED

Below is a summary comparison of net income (loss) and earnings per share amounts for the periods ending March 31, 2002 and March 31, 2001 as if FASB 142 had been applied at the beginning of 2001.

                                                       3/31/02        3/31/01
                                                     -----------    -----------
Reported income (loss) available to common
stockholders                                         $(2,261,396)   $  (596,243)

Add back: Goodwill amortization                                0         92,509
                                                     -----------    -----------
Adjusted reported income (loss) available to
common stockholders                                  $(2,261,396)   $  (503,734)
                                                     ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Reported net income (loss)                                 (0.15)         (0.04)

Goodwill amortization                                          0           0.01
                                                     -----------    -----------
Adjusted net income                                  $     (0.15)   $     (0.03)
                                                     ===========    ===========

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "interests," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and in particular, those contained in this Item 2 as well as those discussed in our Form 10-KSB as filed with the Securities and Exchange Commission on April 12, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following is a discussion and analysis of the consolidated financial condition of Areawide as of March 31, 2002, and its results of operations for the three months ended March 31, 2002 and 2001. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

         OVERVIEW

         We are an independent specialty retailer of cellular and wireless products, services and accessories in the Chicago metropolitan area acting primarily as an agent for Southwestern Bell Mobile Systems, Inc. d/b/a Cingular Wireless and in the Jacksonville, Florida metropolitan area acting primarily as an agent for Cingular. Southwestern Bell Mobile and Cingular are referred to collectively as Cingular. As of May 14, 2002, we operated 41 retail stores.


Results of Operations

         REVENUES. Total revenues decreased 28.2% to $3.8 million for the three months ended March 31, 2002, as compared to $5.2 million for the same period in 2001. This was primarily due to a decrease in activation commission revenue from Cingular. On average, we received lower commissions per activation for the three months ended March 31, 2002, as compared to the same period in 2001. In addition, new cellular phone activations decreased significantly. However, upgrade activations for existing customers increased substantially for the three months ended March 31, 2002, as compared to the same period in 2001. The reductions in activations were partly due to the slow economy.

         COST OF PRODUCTS SOLD. Cost of products sold decreased 19.3% to $2.0 million for the three months ended March 31, 2002, as compared to $2.5 million for the same period in 2001. This resulted primarily from a decrease in the number of phones sold during the first quarter of 2002 as compared to the same period in 2001.

         COMPENSATION EXPENSE. For the three months ended March 31, 2002 compensation expense decreased $412,000 as compared to the same period in 2001. This decrease resulted primarily from a decrease in the number of employees working for us.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses were $901,000 for the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. The decrease of $282,000 resulted primarily from a decrease in advertising expenditures and reductions in various general expenses.

         INCOME (LOSS) FROM OPERATIONS. Income from operations decreased $208,000 or 94%, to a loss of ($430,000) for the first quarter of 2002 from a loss of ($222,000) for the first quarter of 2001. Primarily, the decrease was due to the decrease in activation commission revenue, which was partially offset by decreases in compensation expense and selling, general and administrative expenses. Cingular paid less commission per phone activation and we activated fewer phones during the first quarter of 2002 as compared to the same period in the year 2001.

         PROVISION FOR INCOME TAXES. The provision for income tax for the three months ended March 31, 2002 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance increase for the three months ended March 31, 2002 was approximately $345,000. The valuation allowance increase resulted from the uncertainty of the future utilization of the net operating losses generated.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In the first quarter of 2002, the Company adopted SFAS 142. The effect of this adoption is an impairment of goodwill in the amount of $1,371,000. This noncash charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting SFAS 142, see Note 3.

         NET INCOME (LOSS). We had a net loss of ($2,233,000) for the three months ended March 31, 2002 compared to a net loss of ($596,000) for the three months ended March 31, 2001. The decrease in net income of $1,637,000 was due to the factors discussed above.

Liquidity and Capital Resources

         Our liquidity requirements have been primarily to support build-out costs for new store locations and to support our increased inventory requirements. We have historically financed liquidity needs through a combination of cash generated from operations, bank borrowings, capital contributions and loans from shareholders.

         Working capital decreased $1.1 million to a working capital deficit of $3.0 million at March 31, 2002 from a working capital deficit of $1.9 million at December 31, 2001.

         Net cash of $262,000 used in operating activities during the three months ended March 31, 2002 resulted primarily from reduced commission revenue earned as a result of less phone sales and lower commissions paid by Cingular offset by reductions in accounts receivable and increases in accounts payable.

         Net cash used in investing activities totaled approximately $22,000 and $74,000 for the three months ended March 31, 2002 and 2001, respectively. The cash used in investing activities was primarily attributable to the purchase of new computer software and capital expenditures for new stores.

         Our net cash provided by financing activities totaled approximately $128,000 for the three months ended March 31, 2002 compared to net cash used of approximately $150,000 for the three months ended March 31, 2001. These changes resulted primarily from repayments of long-term debt offset by additional funds of $403,000 loaned to Areawide from Phonz Investment, L.L.C., a shareholder, during the first quarter 2002.

         Depending on the time of year and the promotion announced by Cingular, business may slow down. As a result, Phonz has indicated to management that it will provide financing for operating cash shortfalls. However, Phonz has indicated that there is limited availability of funds. Currently, we have one material capital commitment, the implementation of a new point of sale software program to record all of our sales, inventory and accounting transactions. We estimate that the total cost of this new system will be approximately $150,000. However, the expansion of new stores has slowed down.

         Although our sales have begun increasing at the end of the first quarter of 2002, we believe that there is still a risk that if sales decline we will not be able to continue as a going concern. We have realized significant losses for the three months ended March 31, 2002. We have made a concerted effort to reduce overhead expenses. We are also engaging in new marketing campaigns and promotions as well as introducing new product lines in an effort to boost sales.

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


Carrier Agreements

         We offer cellular telephone services in the Chicago metropolitan area through Southwestern Bell Mobile, pursuant to a carrier agreement with Southwestern Bell Mobile. We offer cellular telephone services in the Jacksonville, Florida metropolitan area through Cingular pursuant to a carrier agreement with Cingular. Under the Cingular and Southwestern Bell Mobile, we receive activation commissions and monthly residual payments based on the number of subscribers we enlist and the volume of their usage. We are eligible to receive bonus commissions when the volume of activations exceeds certain levels. The Southwestern Bell Mobile Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Chicago and Gary, Indiana metropolitan areas during the term of the Southwestern Bell Mobile Agreement and for a period of one year after its expiration or termination, unless Southwestern Bell Mobile materially breaches the Agreement. The Cingular Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Jacksonville, Florida metropolitan area during the term of the Agreement. If the Cingular Agreement expires by its terms or is terminated by Cingular for cause or by us without cause, the prohibition is extended for a period of six months. Such cancellation or non-renewal by Southwestern Bell Mobile or Cingular could have a material adverse effect on our business, financial condition or results of operations.

         The activation commissions we receive under the Southwestern Bell Mobile are subject to change upon 30 days notice. The compensation payable under the Cingular Agreement may be modified once every calendar year upon thirty days written notice. Cingular has changed its commission structures in the past and may change its structures in the future. A change in the commission structure may have a material adverse effect on our business, financial condition or results of operations. Payments from Cingular constituted approximately 65%, 64% and 67% of our total net revenues for the three months ended March 31, 2002 and for the years ended December 31, 2001 and 2000, respectively. We are therefore highly dependent on our relationship with Cingular.

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

                                        Date: May 14, 2002

                                        Areawide Cellular, Inc.

                                        By: /s/ Michael Kaplan
                                            ------------------
                                                Co-President