Form 10QSB
period 2002-06-30
AREAWIDE CELLULAR INC
filed 2002-08-13
CIK 1092233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                         Commission File No. 000-98765

                    AREAWIDE CELLULAR, INC. and Subsidiaries
        (Exact name of small business issuer as specified in its charter)

                    Delaware                              65-0183747
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

15,328,681 shares of common stock as of August 13, 2002.

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                    AREAWIDE CELLLULAR, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2002

                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets dated June 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                    JUNE 30,      DECEMBER 31,
                                                                     2002             2001
                                                                 ------------     ------------
                                                                  (UNAUDITED)
ASSETS
Current assets
    Cash                                                         $    218,017     $    389,624
    Accounts receivable, net of allowances of approximately
      $177,000 and $139,000, respectively                             387,835        1,364,422
    Inventory                                                         750,369          813,263
    Prepaid expenses and other current assets                         165,420          179,071
                                                                 ------------     ------------
                                                                    1,521,641        2,746,380
                                                                 ------------     ------------
Property and equipment, net of accumulated depreciation and
  amortization of $976,606 and $835,799, respectively                 515,738          522,325
                                                                 ------------     ------------

Goodwill, net of accumulated amortization of $1,487,176 and
  $1,487,176, respectively                                          7,908,073        9,279,073

Other assets                                                          116,251          118,697
                                                                 ------------     ------------
                                                                    8,024,324        9,397,770
                                                                 ------------     ------------
                                                                 $ 10,061,703     $ 12,666,475
                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                             $  2,274,076     $  2,618,162
    Accrued expenses                                                  387,080          473,838
    Current portion of long-term debt                              12,236,984        1,026,846
    Deferred revenue                                                  607,072          546,338
                                                                 ------------     ------------
                                                                   15,505,212        4,665,184
                                                                 ============     ============

Long-term liabilities
    Long-term debt                                                          0       10,700,000
    Non-current portion of deferred revenue                            68,690           68,690
                                                                 ------------     ------------
                                                                       68,690       10,768,690
                                                                 ------------     ------------

Preferred stock, $.001 par value; 1,000,000 shares
  authorized, 20,000 redeemable shares issued and
  outstanding stated at redemption value                            2,179,014        2,108,363
                                                                 ------------     ------------

Stockholders' equity (deficit)
    Common stock, voting; $.001 par value; 50,000,000 and
      100,000,000 shares authorized, respectively; 15,328,681
      shares issued and outstanding                                    15,329           15,329
    Additional paid-in capital                                        547,156          617,806
    Accumulated deficit                                            (8,253,698)      (5,508,897)
                                                                 ------------     ------------
                                                                   (7,691,213)      (4,875,762)
                                                                 ------------     ------------
                                                                 $ 10,061,703     $ 12,666,475
                                                                 ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                      -----------------------------     -----------------------------
                                                          2002             2001             2002             2001
                                                      ------------     ------------     ------------     ------------
                                                               (UNAUDITED)                       (UNAUDITED)
Revenues
   Service revenue                                    $  1,193,089     $  1,391,162     $  2,262,676     $  2,691,765
   Activation commission revenue, net                    1,994,177        2,439,229        3,819,316        5,023,592
   Product revenue, net                                  1,217,900        1,492,794        2,080,745        2,852,040
                                                      ------------     ------------     ------------     ------------
                                                         4,405,166        5,323,185        8,162,737       10,567,397
                                                      ------------     ------------     ------------     ------------

Operating expenses
   Cost of products sold                                 2,275,364        2,735,842        4,266,352        5,345,592
   Compensation expense                                  1,223,243        1,746,789        2,452,291        3,388,946
   Selling and marketing                                   560,147          621,263        1,124,440        1,322,412
   General and administrative                              335,561          744,971          673,644        1,237,110
   Depreciation and amortization                            74,939          161,368          140,807          326,133
                                                      ------------     ------------     ------------     ------------
                                                         4,469,254        6,010,233        8,657,534       11,620,193
                                                      ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                              (64,088)        (687,048)        (494,797)      (1,052,796)
                                                      ------------     ------------     ------------     ------------
Other expense
   Interest expense                                        447,242          325,591          879,004          680,099
   Other                                                         0                0                0           20,000
                                                      ------------     ------------     ------------     ------------
                                                           447,242          325,591          879,004          700,099
                                                      ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                               (511,330)      (1,012,639)      (1,373,801)      (1,752,895)

Income tax expense (benefit)                                     0                0                0                0
                                                      ------------     ------------     ------------     ------------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        (511,330)      (1,012,639)      (1,373,801)      (1,752,895)

Cumulative effect of accounting change                           0                0       (1,371,000)               0
                                                      ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                     $   (511,330)    $ (1,012,639)    $ (2,744,801)    $ (1,752,895)

Preferred stock dividend in arrears                        (42,726)         (26,666)         (70,651)         (26,666)
                                                      ------------     ------------     ------------     ------------

INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                          $   (554,056)    $ (1,039,305)    $ (2,815,452)    $ (1,779,561)
                                                      ============     ============     ============     ============

Basic and diluted earnings (loss) per share
   Loss before change in accounting principle         $      (0.03)    $      (0.07)    $      (0.09)    $      (0.12)
   Change in accounting principle                     $      (0.00)    $          0     $      (0.09)    $          0
                                                      ------------     ------------     ------------     ------------
   Net loss                                           $      (0.03)    $      (0.07)    $      (0.18)    $      (0.12)
                                                      ============     ============     ============     ============

Weighted average number of common shares
   outstanding
   Basic                                                15,328,681       15,328,681       15,328,681       15,328,681
   Common stock equivalents resulting from warrant
   and options                                                   0                0                0                0
                                                      ------------     ------------     ------------     ------------
   Diluted                                              15,328,681       15,328,681       15,328,681       15,328,681
                                                      ============     ============     ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                           SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                              2002            2001
                                                          -----------     -----------
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss)                                      $(2,744,801)    $(1,752,895)
   Depreciation and amortization                              140,807         326,132
   Provision for bad debts                                     37,500          45,000
   Accretion of value of warrant                                    0          20,000
   Cumulative effect of accounting change
                                                            1,371,000               0
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                        913,813          75,275
   Inventory                                                   62,894         220,576
   Prepaid expenses and other current assets                   13,652        (136,491)
   Other assets                                                 2,446          (8,918)
   Accounts payable                                          (318,331)        848,768
   Accrued expenses                                           (87,240)       (158,863)
   Deferred revenue                                            60,734         (19,350)
                                                          -----------     -----------

   NET CASH USED IN OPERATING ACTIVITIES                     (547,526)       (540,766)
                                                          -----------     -----------

INVESTING ACTIVITIES
   Purchases of property and equipment                       (134,219)       (306,000)
                                                          -----------     -----------

   NET CASH USED IN INVESTING ACTIVITIES                     (134,219)       (306,000)
                                                          -----------     -----------

FINANCING ACTIVITIES
   Repayment of long-term debt                               (275,000)       (300,000)
   Proceeds from long-term debt                               785,138         580,000
                                                          -----------     -----------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        510,138        (280,000)
                                                          -----------     -----------

DECREASE IN CASH                                             (171,607)       (566,766)

CASH
   Beginning of year                                          389,624         655,852
                                                          -----------     -----------
   End of period                                          $   218,017     $    89,086
                                                          ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          $   520,788     $   687,905
                                                          ===========     ===========

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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


NOTE 2         PER-SHARE INFORMATION

The Company computes earnings per share under Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Under SFAS 128, "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In arriving at net income (loss) available to common stockholders, preferred dividends are deducted from the reported net income (loss). "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the three and six months ended June 30, 2002, diluted loss per share are identical to basic loss per share because options, warrants and convertible preferred stock, equivalent to 2,500,000 shares, are antidilutive when net losses are reported.


NOTE 3   RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. Upon adoption of SFAS 142 in the first quarter of 2002, Areawide recorded a one-time, noncash charge of $1,371,000 to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In determining the fair value of our reporting unit we first computed a buyout value based on market and industry standards. This buyout value was computed using two components. The first was the average buyout for each of our retail stores based on market rates. The second component multiplied our monthly Cingular residual income by a market rate multiplier. The two components combined equaled our estimate of the fair value of the reporting unit.

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3         RECENTLY ADOPTED ACCOUNTING STANDARDS, CONTINUED


Below is a summary comparison of net income (loss) and earnings per share amounts for the three and six months ending June 30, 2002 and 2001 as if FASB 142 had been applied at the beginning of 2001.

                                                                         Three Months Ended                 Six Months Ended
                                                                    -----------------------------     -----------------------------
                                                                     6/30/2002        6/30/2001        6/30/2002        6/30/2001
                                                                    -----------     -------------     -----------     -------------
Reported income (loss) available to common stockholders             $  (554,056)    $  (1,039,305)    $(2,815,452)    $  (1,779,561)

Add back:  Goodwill amortization                                              0            86,948               0           179,457
                                                                    -----------     -------------     -----------     -------------
Adjusted reported income (loss) available to common stockholders    $  (554,056)    $    (952,357)    $(2,815,452)    $  (1,600,104)
                                                                    ===========     =============     ===========     =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Reported net income (loss)                                              (0.03)            (0.07)          (0.18)             (.12)

  Goodwill amortization                                                       0               .01               0               .01
                                                                    -----------     -------------     -----------     -------------
  Adjusted net income                                               $     (0.03)    $       (0.06)    $     (0.18)    $       (0.11)
                                                                    ===========     =============     ===========     =============

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

         The following is a discussion and analysis of the consolidated financial condition of Areawide as of June 30, 2002, and its results of operations for the three and six months ended June 30, 2002 and 2001. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.


         OVERVIEW

         We are an independent specialty retailer of cellular and wireless products, services and accessories in the Chicago metropolitan area acting primarily as an agent for Southwestern Bell Mobile Systems, Inc. d/b/a Cingular Wireless and in the Jacksonville, Florida metropolitan area acting primarily as an agent for Cingular. Southwestern Bell Mobile and Cingular are referred to collectively as Cingular. As of August 13, 2002, we operated 41 retail stores.


Results of Operations
---------------------

         REVENUES. Total revenues decreased 17.1% to $4.4 million for the three months ended June 30, 2002, as compared to $5.3 million for the same period in 2001. This was primarily due to a decrease in activation commission revenue from Cingular. On average, we received lower commissions per activation for the three months ended June 30, 2002, as compared to the same period in 2001. In addition, new cellular phone activations decreased significantly. The reductions in activations were partly due to the slow economy. Total revenues decreased 22.6% to $8.2 million for the six months ended June 30, 2002 as compared to $10.5 million for the same period in 2001. The $2.3 million decrease was primarily due to Cingular's new compensation program, which on average pays lower commissions per activation than in 2001. In addition, new cellular phone activations decreased significantly due in part to the slow economy.

         COST OF PRODUCTS SOLD. Cost of products sold decreased 16.8% to $2.3 million for the three months ended June 30, 2002, as compared to $2.7 million for the same period in 2001. This resulted primarily from a decrease in the number of phones sold during the second quarter of 2002 as compared to the same period in 2001. Cost of products sold decreased 20.2% to $4.3 million for the six months ended June 30, 2002 as compared to $5.3 million for the same period in 2001. This $1.0 million decrease is the result of decreased phone sales for the six months ended June 30, 2002, which was due in part to the slow economy.


         COMPENSATION EXPENSE. For the three and six months ended June 30, 2002 compensation expense decreased $524,000 and $937,000, respectively. These decreases resulted primarily from a decrease in the number of employees working for us.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses were $896,000 and $1.8 million for the three and six months ended June 30, 2002, respectively as compared to $1.4 million and $2.6 million for the three and six months ended June 30, 2001, respectively. The decreases of $504,000 and $800,000 resulted primarily from a decrease in advertising expenditures and reductions in various general expenses.


         INCOME (LOSS) FROM OPERATIONS. Loss from operations decreased $623,000 or 90%, to a loss of ($64,000) for the second quarter of 2002 from a loss of ($687,000) for the second quarter of 2001. Loss from operations decreased $558,000 or 53%, to a loss of ($495,000) for the six months ended June 30, 2002 from a loss of ($1.1 million) for the six months ended June 30, 2001. The decreases were due to the decrease in compensation expense and selling, general and administrative expenses, which was partially offset by decreases in revenue as a result of less Cingular commission paid per phone activation and the activation of fewer phones during the first six months of 2002 as compared to the same period in the year 2001.


         PROVISION FOR INCOME TAXES. The provision for income tax for the three and six months ended June 30, 2002 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance increase for the three and six months ended June 30, 2002 was approximately $305,000 and $1.0 million, respectively. The valuation allowance increase resulted from the uncertainty of the future utilization of the net operating losses generated.


         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In the first quarter of 2002, the Company adopted SFAS 142. The effect of this adoption is an impairment of goodwill in the amount of $1,371,000. This noncash charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the six months ended June 30, 2002. In determining the fair value of our reporting unit we first computed a buyout value based on market and industry standards. This buyout value was computed using two components. The first was the average buyout for each of our retail stores based on market rates. The second component multiplied our monthly Cingular residual income by a market rate multiplier. The two components combined equaled our estimate of the fair value of the reporting unit. For additional discussion on the impact of adopting SFAS 142, see Note 3.


         NET INCOME (LOSS). The Company had a net loss of ($511,000) for the three months ended June 30, 2002 compared to a net loss of ($1.0 million) for the three months ended June 30, 2001. The Company also had a net loss of ($2.7 million) for the six months ended June 30, 2002 compared to a net loss of ($1.8 million) for the six months ended June 30, 2001. The decrease in the net loss of $489,000 for the three months and the increase in the net loss of $900,000 for the six months ended June 30, 2002, respectively, were due to the factors discussed above.



Liquidity and Capital Resources
-------------------------------

         Our liquidity requirements have been primarily to support build-out costs for new store locations and to support our increased inventory requirements. We have historically financed liquidity needs through a combination of cash generated from operations, bank borrowings, capital contributions and loans from shareholders.

         Working capital decreased $12.1 million to a working capital deficit of $14.0 million at June 30, 2002 from a working capital deficit of $1.9 million at December 31, 2001.

         Net cash of $548,000 used in operating activities during the six months ended June 30, 2002 resulted primarily from reduced commission revenue earned as a result of less phone sales and lower commissions paid by Cingular offset by increases in accounts payable.

         Net cash used in investing activities totaled approximately $134,000 and $306,000 for the six months ended June 30, 2002 and 2001, respectively. The cash used in investing activities was primarily attributable to the purchase of new computer software and capital expenditures for new stores.

         Our net cash provided by financing activities totaled approximately $510,000 for the six months ended June 30, 2002 compared to net cash used of approximately $280,000 for the six months ended June 30, 2001. These changes resulted primarily from repayments of long-term debt offset by additional funds of $785,000 loaned to Areawide from Phonz Investment, L.L.C., a shareholder, during the six months ended June 30, 2002.

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

         Although our revenues have increased in the second quarter of 2002 compared to the first quarter of 2002, we believe that there is still a risk that if sales decline we will not be able to continue as a going concern. We have realized significant losses for the six months ended June 30, 2002. We have made a concerted effort to reduce overhead expenses. We are also engaging in new marketing campaigns and promotions as well as introducing new product lines in an effort to boost sales.


         OTHER SIGNIFICANT FACTORS

Variability of Results of Operations
------------------------------------

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


Customer Turnover
-----------------

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


Competition
-----------

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


Technological Change and Inventory Obsolescence
-----------------------------------------------

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


Carrier Agreements
------------------

         We offer cellular telephone services in the Chicago metropolitan area through Southwestern Bell Mobile, pursuant to a carrier agreement with Southwestern Bell Mobile. We offer cellular telephone services in the Jacksonville, Florida metropolitan area through Cingular pursuant to a carrier agreement with Cingular. Under the Cingular and Southwestern Bell Mobile agreement, we receive activation commissions and monthly residual payments based on the number of subscribers we enlist and the volume of their usage. We are eligible to receive bonus commissions when the volume of activations exceeds certain levels. The Southwestern Bell Mobile Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Chicago and Gary, Indiana metropolitan areas during the term of the Southwestern Bell Mobile Agreement and for a period of one year after its expiration or termination, unless Southwestern Bell Mobile materially breaches the Agreement. The Cingular Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Jacksonville, Florida metropolitan area during the term of the Agreement. If the Cingular Agreement expires by its terms or is terminated by Cingular for cause or by us without cause, the prohibition is extended for a period of six months. Such cancellation or non-renewal by Southwestern Bell Mobile or Cingular could have a material adverse effect on our business, financial condition or results of operations.

         The activation commissions we receive under the Southwestern Bell Mobile are subject to change upon 30 days notice. The compensation payable under the Cingular Agreement may be modified once every calendar year upon thirty days written notice. Cingular has changed its commission structures in the past and may change its structures in the future. A change in the commission structure may have a material adverse effect on our business, financial condition or results of operations. Payments from Cingular constituted approximately 63%, 64% and 67% of our total net revenues for the six months ended June 30, 2002 and for the years ended December 31, 2001 and 2000, respectively. We are therefore highly dependent on our relationship with Cingular.

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

                                                         Date:  August 13, 2002

                                                         Areawide Cellular, Inc.

                                                         By: /s/ Michael Kaplan
                                                             ------------------
                                                             Co-President