Form 10QSB
period 2002-09-30
AREAWIDE CELLULAR INC
filed 2002-11-14
CIK 1092233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

15,328,681 shares of common stock as of November 7, 2002.

Transitional Small Business Disclosure Format (check one):

Yes [ ]         No [X]

                    AREAWIDE CELLLULAR, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2002

                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets dated September 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures


Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2002             2001
                                                                 ------------     ------------
                                                                  (UNAUDITED)
ASSETS
Current assets
    Cash                                                         $    428,016     $    389,624
    Accounts receivable, net of allowances of approximately
      $177,000 and $139,000, respectively                             350,929        1,364,422
    Inventory, net of allowances of approximately                     597,583          813,263
      $185,000 and $155,000, respectively
    Prepaid expenses and other current assets                           7,799          179,071
                                                                 ------------     ------------
                                                                    1,384,327        2,746,380
                                                                 ------------     ------------

Property and equipment, net of accumulated depreciation and
  amortization of $1,054,032 and $835,799, respectively               503,358          522,325
                                                                 ------------     ------------

Goodwill, net of accumulated amortization of $1,487,176 and
  $1,487,176, respectively                                          7,908,073        9,279,073

Other assets                                                          116,251          118,697
                                                                 ------------     ------------
                                                                    8,024,324        9,397,770
                                                                 ------------     ------------
                                                                 $  9,912,009     $ 12,666,475
                                                                 ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                             $  2,346,268     $  2,618,162
    Accrued expenses                                                  290,108          473,838
    Current portion of long-term debt                              12,399,973        1,026,846
    Deferred revenue                                                  643,512          546,338
                                                                 ------------     ------------
                                                                   15,679,861        4,665,184
                                                                 ------------     ------------

Long-term liabilities
    Long-term debt                                                          0       10,700,000
    Non-current portion of deferred revenue                            68,690           68,690
                                                                 ------------     ------------
                                                                       68,690       10,768,690
                                                                 ------------     ------------

Preferred stock, $.001 par value; 1,000,000 shares
  authorized, 20,000 redeemable shares issued and
  outstanding stated at redemption value                            2,222,593        2,108,363
                                                                 ------------     ------------

Stockholders' equity (deficit)
    Common stock, voting; $.001 par value; 50,000,000 and
      100,000,000 shares authorized, respectively; 15,328,681
      shares issued and outstanding                                    15,329           15,329
    Additional paid-in capital                                        503,575          617,806
    Accumulated deficit                                            (8,578,039)      (5,508,897)
                                                                 ------------     ------------
                                                                   (8,059,135)      (4,875,762)
                                                                 ------------     ------------
                                                                 $  9,912,009     $ 12,666,475
                                                                 ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -----------------------------     -----------------------------
                                                            2002             2001             2002             2001
                                                       ------------     ------------     ------------     ------------
                                                                (UNAUDITED)                       (UNAUDITED)
Revenues
   Service revenue                                     $  1,110,560     $  1,167,190     $  3,373,236     $  3,839,454
   Activation commission revenue, net                     1,708,447        1,903,758        5,527,763        6,927,350
   Product revenue, net                                   1,329,996        1,335,722        3,410,741        4,187,762
                                                       ------------     ------------     ------------     ------------
                                                          4,149,003        4,406,670       12,311,740       14,954,566
                                                       ------------     ------------     ------------     ------------

Operating expenses
   Cost of products sold                                  2,039,955        2,217,491        6,306,307        7,563,083
   Compensation expense                                   1,135,534        1,525,329        3,587,825        4,914,274
   Selling and marketing                                    487,367          480,430        1,611,806        1,802,842
   General and administrative                               347,032          482,592        1,020,676        1,700,204
   Depreciation and amortization                             77,427          153,649          218,234          479,780
                                                       ------------     ------------     ------------     ------------
                                                          4,087,315        4,859,491       12,744,848       16,460,183
                                                       ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                61,688         (452,821)        (433,108)      (1,505,617)
                                                       ------------     ------------     ------------     ------------

Other (income) expense
   Interest expense                                         461,486          309,298        1,340,490          989,397
   Other                                                    (75,496)               0          (75,496)          20,000
                                                       ------------     ------------     ------------     ------------
                                                            385,990          309,298        1,264,994        1,009,397
                                                       ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                (324,302)        (762,119)      (1,698,102)      (2,515,014)

Income tax expense (benefit)                                      0                0                0                0
                                                       ------------     ------------     ------------     ------------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         (324,302)        (762,119)      (1,698,102)      (2,515,014)

Cumulative effect of accounting change                            0                0       (1,371,000)               0
                                                       ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                      $   (324,302)    $   (762,119)    $ (3,069,102)    $ (2,515,014)

Preferred stock dividend in arrears                         (43,580)         (40,623)        (114,231)         (67,289)
                                                       ------------     ------------     ------------     ------------

INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                           $   (367,882)    $   (802,742)    $ (3,183,333)    $ (2,582,303)
                                                       ============     ============     ============     ============

Basic and diluted earnings (loss) per share
   Loss before change in accounting principle          $      (0.02)    $      (0.05)    $      (0.12)    $      (0.17)
   Change in accounting principle                      $      (0.00)    $      (0.00)    $      (0.09)    $      (0.00)
                                                       ------------     ------------     ------------     ------------
   Net loss                                            $      (0.02)    $      (0.05)    $      (0.21)    $      (0.17)
                                                       ============     ============     ============     ============

Weighted average number of common shares
   outstanding
   Basic                                                 15,328,681       15,328,681       15,328,681       15,328,681
   Common stock equivalents resulting from warrant,
    options and convertible preferred stock                       0                0                0                0
                                                       ------------     ------------     ------------     ------------
   Diluted                                               15,328,681       15,328,681       15,328,681       15,328,681
                                                       ============     ============     ============     ============

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                              2002            2001
                                                          -----------     -----------
                                                                  (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss)                                      $(3,069,102)    $(2,515,014)
   Depreciation and amortization                              218,234         479,780
   Gain on sale of retail operations                          (75,496)              0
   Default interest converted to principal                    548,128               0
   Provision for bad debts                                     37,458          72,500
   Accretion of value of warrant                                    0          20,000
   Cumulative effect of accounting change                   1,371,000               0
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                        975,993         660,640
   Inventory                                                  215,680         546,647
   Prepaid expenses and other current assets                  171,272        (166,199)
   Other assets                                                 2,446          (8,918)
   Accounts payable                                          (271,894)        612,112
   Accrued expenses                                          (183,730)       (173,280)
   Deferred revenue                                            97,174          14,206
                                                          -----------     -----------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         37,163        (457,526)
                                                          -----------     -----------

INVESTING ACTIVITIES
   Purchases of property and equipment                       (199,267)       (116,216)
                                                          -----------     -----------

   NET CASH USED IN INVESTING ACTIVITIES                     (199,267)       (116,216)
                                                          -----------     -----------

FINANCING ACTIVITIES
   Proceeds from sale of retail operations                     75,496               0
   Repayment of long-term debt                               (425,000)       (650,000)
   Proceeds from long-term debt                               550,000         680,000
                                                          -----------     -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  200,496          30,000
                                                          -----------     -----------

INCREASE(DECREASE) IN CASH                                     38,392        (543,742)

CASH
   Beginning of year                                          389,624         655,852
                                                          -----------     -----------
   End of period                                          $   428,016     $   112,110
                                                          ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          $   794,426     $ 1,010,926
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


NOTE 2    PER-SHARE INFORMATION

The Company computes earnings per share under Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Under SFAS 128, "Basic Earnings per Share" is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In arriving at net income (loss) available to common stockholders, preferred dividends are deducted from the reported net income (loss). "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the three and nine months ended September 30, 2002, diluted loss per share are identical to basic loss per share because options, warrants and convertible preferred stock, equivalent to 2,500,000 shares, are antidilutive when net losses are reported.


NOTE 3    RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. Upon adoption of SFAS 142 in the first quarter of 2002, Areawide recorded a noncash charge of $1,371,000 to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In determining the fair value of our reporting unit we first computed a buyout value based on market and industry standards. This buyout value was computed using two components. The first was the average buyout for each of our retail stores based on market rates. The second component multiplied our monthly Cingular residual income by a market rate multiplier. The two components combined equaled our estimate of the fair value of the reporting unit.

AREAWIDE CELLULAR, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3    RECENTLY ADOPTED ACCOUNTING STANDARDS, CONTINUED


Below is a summary comparison of net income (loss) and earnings per share amounts for the three and nine months ending September 30, 2002 and 2001 as if FASB 142 had been applied at the beginning of 2001.

                                                                        Three Months Ended               Nine Months Ended
                                                                        ------------------               -----------------
                                                                     9/30/2002       9/30/2001       9/30/2002        9/30/2001
                                                                    -----------     -----------     -----------     -------------
Reported income (loss) available to common stockholders             $  (367,882)    $  (802,742)    $(3,183,333)    $  (2,582,303)
Add back:  Goodwill amortization                                              0          89,699               0           269,156
                                                                    -----------     -----------     -----------     -------------
Adjusted reported income (loss) available to common stockholders    $  (367,882)    $  (713,043)    $(3,183,333)    $  (2,313,147)
                                                                    ===========     ===========     ===========     =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Reported net income (loss)                                              (0.02)          (0.06)          (0.20)             (.17)
  Goodwill amortization                                                       0             .01               0               .02
                                                                    -----------     -----------     -----------     -------------
  Adjusted net income                                               $     (0.02)    $     (0.05)    $     (0.20)    $       (0.15)
                                                                    ===========     ===========     ===========     =============

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

         The following is a discussion and analysis of the consolidated financial condition of Areawide Cellular, Inc. (the "Company") as of September 30, 2002, and its results of operations for the three and nine months ended September 30, 2002 and 2001. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.


         OVERVIEW

         We are an independent specialty retailer of cellular and wireless products, services and accessories in the Chicago metropolitan area acting primarily as an agent for Southwestern Bell Mobile Systems, Inc. d/b/a Cingular Wireless acting primarily as an agent for Cingular. Southwestern Bell Mobile and Cingular are referred to collectively as Cingular. As of October 1, 2002, we operated 37 retail stores.

         On September 15, 2002, we sold our Jacksonville, Florida operations to Executive Details, Inc. and terminated our Jacksonville carrier agreement with Cingular. The Company realized a net gain of approximately $75,000 from this transaction which is reflected in Other (income) expense in the Condensed Consolidated Statements of Operations.


Results of Operations
---------------------

         REVENUES. Total revenues decreased 5.8% to $4.1 million for the three months ended September 30, 2002, as compared to $4.4 million for the same period in 2001. This was primarily due to a decrease in the number of activations from the same period in the prior year. The reductions in activations are attributable to the combined impact of increased competition among wireless carriers, the product mix, pricing and promotional activities offered by Cingular and general macroeconomic factors affecting the overall economy. Total revenues decreased 17.6% to $12.3 million for the nine months ended September 30, 2002 as compared to $14.9 million for the same period in 2001. The $2.6 million decrease was due to the combined effect of a reduction in the number of activations and Cingular's new compensation program introduced during the second quarter, which on average pays lower commissions per activation than in 2001.

         COST OF PRODUCTS SOLD. Cost of products sold decreased 8.0% to $2.0 million for the three months ended September 30, 2002, as compared to $2.2 million for the same period in 2001. This resulted primarily from a decrease in the number of phones sold during the third quarter of 2002 as compared to the same period in 2001. Cost of products sold decreased 16.6% to $6.3 million for the nine months ended September 30, 2002 as compared to $7.6 million for the same period in 2001. This $1.3 million decrease is the result of decreased phone sales for the nine months ended September 30, 2002.

         COMPENSATION EXPENSE. For the three and nine months ended September 30, 2002, compensation expense decreased $389,795 and $1,326,449, respectively, from the comparable periods in the prior year. These decreases resulted primarily from a reduction in headcount at the corporate level and decreased variable compensation due to reduced sales volumes.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses were $834,399 and $2,632,482 for the three and nine months ended September 30, 2002, respectively as compared to $963,022 and $3,503,046 for the three and nine months ended September 30, 2001, respectively. The decreases of $128,623 and $870,564 resulted primarily from a decrease in advertising expenditures and reductions in various general expenses.

         INCOME (LOSS) FROM OPERATIONS. Income from operations increased $514,509 or 114%, to 61,688 for the third quarter of 2002 from a loss of ($452,821) for the third quarter of 2001. Loss from operations decreased $1,072,508 or 71%, to a loss of ($433,109) for the nine months ended September 30, 2002 from a loss of ($1,505,617) for the nine months ended September 30, 2001. The improvement in operating income(loss) is primarily attributable to decreases in non-variable compensation expense, selling, general and administrative expenses and non-amortization of goodwill following the adoption of SFAS 142 in the first quarter of 2002.

         OTHER INCOME/EXPENSE. Other income/expense reflected income of $75,496 for the three and nine months ended September 30, 2002. Other income represents gain realized on the sale of our Jacksonville, Florida operations in the third quarter of 2002.

          PROVISION FOR INCOME TAXES. The provision for income tax for the three and nine months ended September 30, 2002 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. A valuation allowance has been established due to the uncertainty of the future utilization of tax benefits resulting from reversal of timing differences between taxable income (loss) and income (loss) reported in the financial statements.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In the first quarter of 2002, the Company adopted SFAS 142. The effect of this adoption is an impairment of goodwill in the amount of $1,371,000. This noncash charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the nine months ended September 30, 2002. In determining the fair value of our reporting unit we first computed a buyout value based on market and industry standards. This buyout value was computed using two components. The first was the average buyout for each of our retail stores based on market rates. The second component multiplied our monthly Cingular residual income by a market rate multiplier. The two components combined equaled our estimate of the fair value of the reporting unit. For additional discussion on the impact of adopting SFAS 142, see Note 3.

         NET INCOME (LOSS). The Company had a net loss of ($324,302) for the three months ended September 30, 2002 compared to a net loss of ($762,119) for the three months ended September 30, 2001. The Company also had a net loss of ($3.1 million) for the nine months ended September 30, 2002 compared to a net loss of ($2.5 million) for the nine months ended September 30, 2001. The decrease in net loss of $437,817 for the three months ended September 30, 2002 is primarily attributable to those factors discussed in INCOME (LOSS) FROM OPERATIONS above. The increase in net loss for the nine months ended September 30, 2002 of approximately $600,000 is primarily attributable to the noncash charge to reduce the carrying value of our goodwill, partially offset by an improvement in operating income resulting from factors discussed above.


Liquidity and Capital Resources
-------------------------------

         Our liquidity requirements have been primarily to support build-out costs for new store locations and to support our increased inventory requirements. We have historically financed liquidity needs through a combination of cash generated from operations, bank borrowings, capital contributions and loans from shareholders.

         Working capital decreased $12.4 million to a working capital deficit of $14.3 million at September 30, 2002 from a working capital deficit of $1.9 million at December 31, 2001. The decrease in working capital results from the change in the current portion of long-term debt of approximately $11.4 million during the nine months ended September 30, 2002.

         Net cash of $37,163 provided by operating activities during the nine months ended September 30, 2002 resulted primarily from the Company's overall net loss offset by net cash inflows resulting from decreases in accounts receivable and inventories as well as the addbacks of the noncash charge relating to write down of goodwill and accrued default interest on the Company's debt that was converted to principal.

         Net cash used in investing activities totaled approximately $199,000 and $116,000 for the nine months ended September 30, 2002 and 2001, respectively. The cash used in investing activities was primarily attributable to the purchase of new computer hardware and software and capital expenditures for new stores.

         Our net cash provided by financing activities totaled $200,496 for the nine months ended September 30, 2002 compared to net cash provided of $30,000 for the nine months ended September 30, 2001. These changes resulted primarily from repayments of long-term debt offset by additional funds of $550,000 loaned to Areawide from Phonz Investment, L.L.C. and the sale of our Florida operations during the nine months ended September 30, 2002.

         Depending on the time of year and the promotion announced by Cingular, business may slow down. As a result, Phonz has indicated to management that it will provide financing for operating cash shortfalls. However, Phonz has indicated that there is limited availability of funds. The Company's primary capital expenditures for the nine months ended September 30, 2002 related to the purchase and implementation costs associated with a new point of sale and accounting system. This commitment has been substantially funded through September 30, 2002 and management expects that future capital outlays relating to the system will be minimal. The Company's most significant financial commitments relate to contractual obligations pursuant to noncancellable operating leases for its retail locations. At September 30, 2002, the Company's obligations for future minimum lease payments under noncancellable leases are approximately $3,150,000, extending through fiscal 2007.

         Given the Company's significant working capital deficit and debt service obligations coupled with slowing revenue growth, there is significant risk that the Company may not be able to continue as a going concern. We have realized significant losses for the nine months ended September 30, 2002. We have made a concerted effort to reduce overhead expenses. We are also engaging in new marketing campaigns and promotions as well as introducing new product lines in an effort to boost sales and reduce our reliance on sales of cellular phones and accessories as agent for Cingular.


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


Carrier Agreements
------------------

         We offer cellular telephone services in the Chicago metropolitan area through Southwestern Bell Mobile, pursuant to a carrier agreement with Southwestern Bell Mobile. Under the Southwestern Bell Mobile agreement, we receive activation commissions and monthly residual payments based on the number of subscribers we enlist and the volume of their usage. We are eligible to receive bonus commissions when the volume of activations exceeds certain levels. The Southwestern Bell Mobile Agreement has provisions prohibiting us from offering PCS or cellular services offered by other carriers within the Chicago and Gary, Indiana metropolitan areas during the term of the Southwestern Bell Mobile Agreement and for a period of one year after its expiration or termination, unless Southwestern Bell Mobile materially breaches the Agreement. Such cancellation or non-renewal by Southwestern Bell Mobile could have a material adverse effect on our business, financial condition or results of operations.

         The activation commissions we receive under the Southwestern Bell Mobile Agreement are subject to change upon 30 days notice. Cingular has changed its commission structures in the past and may change its structures in the future. A change in the commission structure may have a material adverse effect on our business, financial condition or results of operations. Payments from Cingular constituted approximately 63%, 64% and 67% of our total net revenues for the nine months ended September 30, 2002 and for the years ended December 31, 2001 and 2000, respectively. We are therefore highly dependent on our relationship with Cingular.

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


Item 3. Controls and Procedures

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this report, the Company's Co-Chief Executive Officers, Executive Vice President and Chief Financial Officer believe the Company's disclosure controls and procedures (as such term is defined under Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         We are presently a counter-defendant in a lawsuit concerning our practice of collecting cancellation fees from customers who fail to maintain cellular service with Cingular for the minimum period necessary to avoid activation commission chargebacks from Cingular. The counterclaim was filed on October 2, 2002 in connection with a lawsuit filed on our behalf in the Circuit Court of Cook County, Illinois, County Department, Law Division on January 2, 2002 entitled Areawide Cellular, L.L.C. v. Thomas A. Collins, Case No. 02M1 104141. The counterclaim is a class action in which the counter-plaintiff seeks to act as class representative of all our customers from whom we have collected or sought to collect cancellation fees and seeks an accounting and recovery of alleged overcharges. The amount of cancellation fees and costs collected since the beginning of 2000 totals approximately $300,000. We believe the counterclaim is without merit and are contesting it vigorously.

Item 5. Other Information

         On November 1, 2002, we appointed Mark A. Shea as Treasurer and Chief Financial Officer of the Company replacing Eric Rosenbloom who resigned effective October 31, 2002. Mr. Shea joined Areawide on October 15, 2002 to facilitate the transition. Mr. Shea is both a CPA and MBA with over 13 years experience in financial management and accounting. From 1998 until he joined our Company, Mr. Shea was the chief financial officer of Sheaco Engineering, Inc., a manufacturer of custom engineered plastics for various end user markets. From 1989 to 1998, Mr. Shea worked in the Assurance and Advisory Practice of Price Waterhouse in their New York office and was responsible for the planning and execution of financial statement audits of both public and private corporations. Mr. Shea left Price Waterhouse in 1998 as a Senior Manager.




         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Date: November 14, 2002

                                                         Areawide Cellular, Inc.

                                                         By: /s/ Michael Kaplan
                                                             ------------------
                                                                 Co-President

CERTIFICATION
-------------


I, Darryl P. Jacobs, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Areawide Cellular, Inc (the "Company" or the "Registrant");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 14, 2002


                                              By: /s/ Darryl P. Jacobs
                                                  --------------------
                                                      Darryl P. Jacobs
                                                      Executive Vice President &
                                                      Secretary

CERTIFICATION
-------------


I, Michael Kaplan, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Areawide Cellular, Inc (the "Company" or the "Registrant");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 14, 2002


                                                     By: /s/ Michael Kaplan
                                                         ------------------
                                                         Michael Kaplan
                                                         Co-President and Co-CEO

CERTIFICATION
-------------


I, Mark A. Shea, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Areawide Cellular, Inc (the "Company" or the "Registrant");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 14, 2002



                                                     By: /s/ Mark A. Shea
                                                         ----------------
                                                         Mark A. Shea
                                                         Chief Financial Officer

CERTIFICATION
-------------


I, Robert Kaplan, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Areawide Cellular, Inc (the "Company" or the "Registrant");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 14, 2002


                                                     By: /s/ Robert Kaplan
                                                         -----------------
                                                         Robert Kaplan
                                                         Co-President and Co-CEO